Form 10-K
period 2009-12-31
World Wide Relics Inc.
filed 2010-03-30
CIK 1462109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2009.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                      to                      .

Commission File Number 333-159028

WORLD WIDE RELICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2208821 (I.R.S. Employer Identification No.)

817 West End Avenue, Suite 3C, New York, New York 10025

(Address of principal executive offices)

646-259-1009

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒	Non-Accelerated Filer ☐
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2009, were $-0-.

As of March 25, 2010, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $-0-. Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

WORLD WIDE RELICS, INC.

(a development stage company)

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	and sources of new revenue.

For information concerning these factors and related matters, please read our prospectus. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I

ITEM 1.   BUSINESS

General

History of the Company

Initially, World Wide Relics, Inc. (“WWR”) was incorporated on January 18, 2005, as a Nevada corporation under the name, World Wide Relics, Inc.  On January 15, 2006, WWR sold to Western Securities Corporation (“Western Securities”), a Louisiana corporation, 6,478,559 shares of its common stock having a par value $0.001 per share for net consideration of $1,000.  In January 2007, Western Securities sold the 6,478,559 shares of WWR in exchange for 201,000 shares of common stock in Classic Costume Company, Inc.(”CCUC”) and a note for $30,000 from CCUC; a then recently organized Delaware Corporation, pursuant to a Plan of Sale.   CCUC was incorporated on December 28, 2006.  CCUC's decision to divest itself of WWR was made in October, 2008, during the process of the sale of control of CCUC after Mr. Gary Spaniak, CCUC’s, President, conducted an internal review of the Company’s operations and identified   the potential to create long-term shareholder value through pursuing opportunities in the automotive services sector.   As part of this strategic review CCUC considered whether to retain WWR operations, sell WWR operations to a third party or to existing WWR management, or to effect a spin-off.  Mr. Spaniak decided on the option to spin-off WWR because it required less time of the new management to effect and the probability of a cash sale of WWR appeared to be unlikely.

Overview

We are a development stage corporation formed to market our lines of historical costumes and reenactment clothing, through our website with the registered domain name of WorldWideRelics.Com.  To date, we have marketed a range of political uniforms known as “Britain in the 1930’s” we have sold these items with limited success to the growing market of worldwide enthusiasts and collectors.  We intend to market products to the Civil War reenactment market including uniforms for both the Union and Confederate Civil War.  This range includes both uniforms as well as accoutrements such as boots, belts, and back packs produced to what we believe is a museum quality standard.  As a result of our limited success in marketing WWI, and WWII memorabilia, our final sales entry point is the marketing of this Civil war memorabilia, while still making available to consumers, both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups that are appearing worldwide.

Enthusiasts can shop from their computers.  A virtual store exists on that portion of the Internet known as the World Wide Web.  You get to the store by entering its Web address into a Web browser.  We have registered the Domain Name “worldwiderelics.com”.  We also filed an application with the United States Government to trademark our website domain name, “worldwiderelics.com.”

Once a product is selected for purchase, through our “shopping cart”, a form will be presented to you on the screen with the description and availability of the product, shipping times, or any delays, payment information.  Payment methods will include: (a) selecting a toll free telephone number to call and place your order, (b) E-mail to transmit credit card or electronic funds transfer ("ETF") or (c) pay through a secured a Secured Electronic Transfer, ("SET").

Whether the customer purchases something or not, before leaving the store, the customers will be asked if they would like to leave their E-mail address and hopefully some personal information about themselves in order to be notified about any new product lines as they become available.

Business Plan Implementation

We plan to promote the public’s interest in visiting our internet store through several methods:

•

We intend to attend various types of consumer trade shows to place our products for sale, to collect names for a mailing of our catalog and other promotional information relating to our website and to direct customers to our website for access to our full product lines.

ITEM 1.  BUSINESS (Cont’d.)

Business Plan Implementation (Cont’d.)

•

We will be producing CD ROM's containing information about us, the store, samples of titles with good resolution images and other interesting stories and information about our origin and our products.  We will list our URL with the various Web search engines such as Google, Yahoo, etc.

•

We will encourage visitors to visit our internet store and leave their E-mail address and any other personal information obtainable to build a data base of shoppers from which to send notices of sales, availability of desired merchandise, or any other enticement to get the shopper back to return to our Web Site or recommend it to others.

•

We plan to begin a process of enabling multi lingual wording of our products and internet store to encourage foreign visitors to visit us.

•

We intend to utilize radio advertising to advertise our website “worldwiderelics.com”.

•

We intend to establish E-stores with EBay and Amazon.com in addition to Yahoo.com. during such times that there are historical re-enactment events.

The Technology

We are using UJNA International to manufacture our product line.  UJNA International is a well established provider of historical costumes having provided to such media organizations as ABC and numerous film companies.  They offer an eclectic range of goods from Civil Re-enactment supplies through to full uniforms for those who re-enact battle scenes.  UJNA International has interests in tannery facilities and a textile mill based in the surrounds of Kampoor in Southern India.  Mr. Sanjay Suri, the proprietor of UJNA international, is responsible for verifying the authenticity of the products, in conjunction with Mr. Amand. By virtue of economies of scale, they are able to produce, dye, and cut small production runs of cotton or woolen cloth that would be impossible to replicate in the west on a cost efficient basis.

UJNA International offers us the most effective point of sale systems to fulfill the amateur re-enactors needs.  Once our website is active customers may download a measurement chart from the website of www.worldwiderelics.com, so the amateur enthusiast is able to email his or her measurements to the dedicated email address and make a credit card payment through Pay Pal.  Upon receipt of this information, the measurements are formatted and emailed to UJNA International for fulfillment.  Within ten days, the finished product is drop shipped from Kanpoor in India direct to the purchaser.

As the Internet has become more complex, more easily accessed, and more plentiful in rich media, it has increasingly become a destination for those wanting to purchase leisure goods.  Historically hobby re-enactor enthusiasts were limited on the availability of products such as uniforms and accoutrements.  Usually they were advertised through magazines that covered the relevant history periods such as Civil War Times or at yearly re-enactment gatherings.  Most products were in standard sizes so any purchases by the enthusiast resulted in considerable home tailoring and size re-adjustment.  By using the internet platform provided by our company the hobby re-enactor is guaranteed that providing he follows the measuring instructions he will receive a perfectly fitting period costume with the correct feel.

Because UJNA International uses cheap labor that stitches by hand all products offered are all but indistinguishable from period articles.  As the costs of low volume production in India are a fraction of the costs in the United States, the Company is able to deliver the product and still make a profit since the margin after shipping costs is relatively high.

We have no formal written agreement with Mr. Sanjay Suri, the proprietor of UJNA International, or with UJNA International itself.  All orders are taken and fulfilled with UNJA International on an order by order basis and there is no assurance that this relationship will continue, nor will remain exclusive.

ITEM 1.  BUSINESS (Cont’d.)

Products

We intend to sell a range of historical costumes to the amateur re-enactor.  To date, we have sold a range known as ‘Britain in the 1930’s’ which consists of what we believe is museum quality bespoke copies of various political uniforms worn in Great Britain in the 1930’s.  This line includes emblematic belts, shirts and other paraphernalia content before the Second World War.

We are planning to sell in conjunction with UJNA International  a range of what we believe are museum quality copies of Civil War uniforms covering both Confederate and Union forces.  In conjunction with this launch, anticipated for Spring, 2010 we will selling a   continue to sell uniforms from the both World War One and Two to cater to the growing market of re-enactors and living history groups that cover these respective periods of history.

Merchandising and Internet/Direct Commerce

Our retail merchandising and Internet/Direct Commerce businesses will be competing in the consumer products and specialty retail businesses as well as the electronic commerce industry, all of which are highly competitive.  The leading competitors of our merchandising business include brick and mortar re-enactment resource stores, businesses that have been long established and known in re-enactment circles, and such Internet sites offering related products such as Ebay.com.  We compete on the basis of our content, the quality, uniqueness, price, and assortment of our products, service to customers and proprietary customer lists developed through direct contact with potential customers at military paraphernalia shows.

Competition

We face competition in every area of our existing and proposed businesses from other companies that have set up Web Sites to offer re-enactment products for sale at competitive prices.  The competitors are broken down by product segmentation into three key areas.  Those selling civil war re-enactment supplies such as uniforms and period weapons, etc.; those selling services such as costume hire and retired film company props.  The third segment is those internet stores selling a range of civil war, Second World War surplus to the re-enactment enthusiast.

Amongst the competitors is Fall Creek Suttlery, Inc, www.fcsutler.com, founded in 2003.  The range of uniform products on offer gives some idea of the market size.  A typical civil war style uniform jacket is offered for sale at $149.

Mercury Supply Company of Livingston, Texas offers an online catalogue and is a pure e-commerce business.  Again, the company is privately held so no figures are available for turnover of profitability.  The average cost of reenactment uniforms for both North and South is around $250.

The following are some of the other competitors in the market: www.tombstoneoutfitters.com and www.ccsutlery; whilst World War One reenactment enthusiasts have a very limited field to choose from, but are served by www.schipperfabrik.com and Second World War Enthusiasts are covered by a firm called www.1944militaria.com based in the United Kingdom.

ITEM 1A.   RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk.  Therefore, we are disclosing all material risks herein and you should consider all of the risk factors discussed below, as well as the other information contained in this document.  You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

Some of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Some of our competitors may be much larger companies than us and very well capitalized.  They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs.  Their better financial resources could allow them to significantly out spend us on research and development, as well as marketing and production.  We might not be able to maintain our ability to compete in this circumstance.

ITEM 1A.     RISK FACTORS (Cont’d.)

 Added Costs Due to Being a Public Company.

There is a substantial increase of costs to the Company as a result of being Public.  These costs include, but are not limited to the cost of conducting a yearly audit of the financial condition and quarterly reviews of the Company; such costs can be in excess of $50,000 yearly.  In addition, there can be additional legal costs associated with preparing all necessary filings with the Securities and Exchange Commission or other regulatory body, if the Company is not subject to the reporting requirements of section 13 or 15(d) of the Securities Act.  There are also assorted other additional costs to the Company for being Public.  As a result of all of these additional costs, the Company is likely to be less profitable if it does not generate enough revenue to cover the additional costs.

Current Economic Conditions May Impact Our Commercial Success and Ability to Obtain Financing.

The current economic conditions could have a serious impact on the ability of the Company to sustain its viability.  Due to the decrease in overall spending, there is a possibility that spending on recreational activities production levels may decrease for the foreseeable future, resulting in less economic activity for the Company.  Since we are a very small operation, we may not be able to create sufficient sales to sustain ourselves.  In addition, due to the severe difficulty in obtaining credit in the current economic crisis, we may have trouble seeking out and locating additional funds if we so desire or require financing of our operations.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired.

Our growth depends to a significant degree upon our ability to develop new customer relationships and to expand existing relationships with current customers.  We cannot guarantee that new customers will be found; that any such new relationships will be successful when they are in place, or that business with current customers will increase.  Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Effect of Governmental Regulations: Compliance with Environmental Laws

We do not believe that we are subject to any material government or industry regulations.

As a start-up or development stage company, an investment in our company is considered a high-risk investment whereby you could lose your entire investment.

We have recently commenced operations and, therefore, we are considered a “start-up” or “development stage” company.  We have limited experience selling theatrical costumes, film props, or collector curios.  We may incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in our prospectus will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.

Our Board of Directors contains no independent directors.

Our board are not “independent” directors, based on the independence criteria set forth in the corporate governance listing standards of the Nasdaq Stock Market, the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and also in not a significant owner of the company’s shares. Due to its small size the Company does not presently have a separately designated audit committee, compensation committee or nominating committee.

ITEM 1A.     RISK FACTORS (Cont’d.)

We have a history of very limited income and recent losses since our inception that may continue and cause investors to lose their entire investment.

WWR was formed on January 18, 2005, and it has cumulative net losses amounting to $185,587 from Inception to December 31, 2009, and losses amounting to $93,692 for the year ended December 31, 2009.

WWR reported a net losses for the years ended December 31, 2009 and 2008 (Restated), of ($93,692) and ($78,308), respectively.  As of December 31, 2009, WWR had working capital deficit of ($31,230).  Because of these conditions, we will require additional working capital to develop our business operations.  We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development.  We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.  If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations.  If we are forced to cease operations, investors will lose the entire amount of their investment.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated March 25, 2010, our independent auditors stated that our financial statements for the year ended December 31, 2009, were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception.  We continue to experience net losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis.  Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available.  In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing.  If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection.  Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations.  In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders.  If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

The loss of John Amand, our President, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of John Amand, our President.  The loss of services of Mr. Amand will disrupt, if not stop, our operations.  In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff.  Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced.  There is no assurance that personnel of the caliber that we require will be available.

ITEM 1A. RISK FACTORS (Cont’d.)

We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may be negatively affected.

There is no assurance that our operations will initiate a successful profitable enterprise.  Due to our limited operating history as well as the very recent emergence of the market addressed by us, we have neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating revenues and expenses.  We expect to incur losses during the next 12 months of operations if not longer.  We are also likely to experience significant fluctuations in quarterly operating results caused by many factors, including the rate of growth, usage and acceptance of the Internet, changes in the demand for the our products and services, introductions or enhancements of products and services by us and our competitors, delays in the introduction or enhancement of products and services by us or our competitors, customer order deferrals in anticipation of new products, changes in our pricing policies or those of our competitors and suppliers, changes in the distribution channels through which products are purchased, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, our ability to attract, retain and motivate qualified personnel, changes in the mix of products and services sold, changes in foreign currency exchange rates and changes in general economic conditions. We are attempting to expand our channels of supply and distribution.  There also may be other factors that significantly affect our quarterly results that are difficult to predict given our limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter.  As a retail business, we expect to operate with little or no backlog.  As a result, quarterly sales and operating results depend generally on the volume and timing of orders and the ability of the Company to fulfill orders received within the quarter, all of which are difficult to forecast.  Our expense levels are based in part on our expectations as to future orders and sales, which, given our limited operating history, are also extremely difficult to predict.  Our expense levels are, to a certain extent fixed, and it will be difficult for us to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in demand for our products and services in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition, which could be material.  Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future.  Therefore, in some future quarter our operating results may fall below the expectations of securities analysts and investors.  In such event, the trading price of our common stock would likely be materially adversely affected.

We plan to use any revenues received to further develop and advance our range of re-enactment products, and to increase our sales and marketing.  Many of the expenses associated with these activities (for example, costs associated with hiring professional consultants for historical accuracy of our product range) are relatively fixed in the short-term.  We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls.  If so, our operational results will suffer.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability, it will be difficult for you to evaluate an investment in our stock, and you may lose your entire investment.

We were initially formed in January 2005 as WWR. We have a limited operation history.  The market for products sold through the Internet has only recently begun to develop and is rapidly evolving.  If our website is inactive, we may experience limited sales.  Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market.  In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing  programs,  respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system.  There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence.  You may lose your entire investment due to our lack of experience.

ITEM 1A.  RISK FACTORS (Cont’d.)

Our industry is highly competitive and we may not have the resources to compete effectively and be profitable, and as a result, you may lose your entire investment.

The markets for our products and services are new and intensely competitive.  We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter each of its markets.  We are aware of a few major retailers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products and services.  Numerous product offerings and services that compete with those of ours can be expected in the near future.  Intense price competition may develop in our markets.  We face competition in the overall Internet market, as well as in each of the market segments where our products and services compete.  We have multiple competitors for each of our products and services.  Many of our current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and a more developed customer base.  We do not believe our markets will support the increasing number of competitors and their products and services.  In the past, a number of product markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate one or more of our market segments.  There can be no assurance that we will be able to compete effectively with current and future competitors.

 Our future success depends upon successful sale of our products through electronic market media, and if we do not successfully achieve significant market acceptance and usage of our products, such failure would materially adversely affect our business.

Many of our products and services are intended to be introduced for sale through electronic market media.  Our success will depend largely upon the success of these and future products and services, and marketing presentation enhancements.  Failure of these products and services or enhancements to achieve significant market acceptance and usage would materially adversely affect our business, results of operations and financial condition.  If we are unable to successfully market our products and services, develop new products, services, and enhancements, complete products and services currently under development, or if such new products and services or enhancements do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.  The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards.

These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies are expected to introduce new products through the Internet in the near future.

Our future success will depend in significant part on our ability to continually and on a timely basis introduce new products, services, and technologies and to continue to improve our products and services in response to both evolving demands of the marketplace and competitive product offerings.  As a result, demand for and market acceptance of new products or services is subject to a high level of uncertainty, risk, and competition.  These pressures may force us to incur significant expenditures to remain competitive in these marketplaces, and, if we fail to appropriately address these pressures, our business, financial condition, and prospects could be materially adversely affected.

ITEM 1A.      RISK FACTORS (Cont’d.)

Our limited experience in implementing and conducting internet based commerce may impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon the development of our Internet/Direct Commerce business.  If our website is inactive, we may experience limited sales.  We have limited experience in the businesses comprising our Internet/Direct Commerce business.  In order for our Internet/Direct Commerce business to succeed, we must, among other things:

·	make significant investments in our Internet/Direct Commerce business, including upgrading our technology and adding a significant number of new employees;
·	significantly increase our online traffic and sales volume;
·	attract and retain a loyal base of frequent visitors to our website;
·	expand the products and services we offer over our website;
·	respond to competitive developments and maintain a distinct brand identity;
·	form and maintain relationships with strategic partners;
·	provide quality customer service; and
·	continue to develop and upgrade our technologies.

We cannot assure that we will be successful in achieving these and other necessary objectives or that our Internet/Direct Commerce business will ever be profitable.  If we are not successful in achieving these objectives, our business, financial condition and prospects would be materially adversely affected.

System failure could impair our reputation, damage our brands, and adversely affect our products.

 If our website systems cannot be expanded to satisfy increased demand or fail to perform, we could experience:

·	unanticipated disruptions in service;
·	slower response times;
·	decreased customer service and customer satisfaction; and/or
·	delays in the introduction of new products and services.

Occurrence of any of the above incidences could impair our reputation, damage our brands, and materially and adversely affect our prospects.

Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events.  Any system failure that causes an interruption in service or decreases the responsiveness of our website service could impair our reputation, damage our brand name, and materially adversely affect our prospects.  Our success, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems.  We do not have a formal disaster recovery plan.  Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and fulfill customer orders.

ITEM 1A.     RISK FACTORS (Cont’d.)

We are using UJNA International as a source of most of our costumes.  UJNA International is based in Kanpoor in Southern India.  It is unique in its ability to match textiles and cloth samples and generate near perfect copies of original uniforms from historical photographs or illustrations.  The loss of the services of UJNA International would severely impact our business.

If UJNA International were to cease operations, then our product line would cease to exist very quickly and we would have to cease business.  To our knowledge no other company can match the product abilities and price of UJNA International.

In the unfortunate event that UJNA International ceases to produce and sell to World Wide Relics, we cannot assure that we will be successful in finding a substitute for the same.  Our failure to find a substitute may lead to termination of our operation, and thus cause adverse effects to our prospects.

Transactions conducted on the internet involve security risks, and there can be no assurance that all of our customers’ transactions will be secure.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers.  There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect our customer’s transaction data.  Any compromise of our security could have a material adverse effect on our reputation.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.  To the extent that activities of our or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose our company to a risk of loss or litigation and possible liability which could have a material adverse effect on us.

John Amand, our co-director and President, will only devote part time efforts to our business due to his involvement in other business interests until the completion of the offering.

The amount of time that Mr. Amand, our co-director, and President will devote to our business will be limited.  He is currently working with WWR’s employees.  Thus, there exist potential conflicts of interest including, among other things, time, and effort with such other business entities.  Currently, Mr. Amand is not involved in any other entity, which is engaged in a similar business as our company.  Mr. Amand will not spend full time operating our company.  This may cause delays in the implementation of our business plan.

John Amand will continue to influence matters affecting our company after this offering, which may conflict with your interests.

After giving effect to this offering, John Amand, a director and President of our Company will not beneficially own any outstanding shares of common stock of our Company.   Mr. Amand may, however, be able to influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

Unforeseeable circumstances may occur which could compel us to seek additional funds.  Future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could require additional financing  Thus, we may have to borrow or otherwise raise additional funds to accomplish such objectives.  We may seek additional sources of capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity.  This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us.  Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects.  Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks.  Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses.  Some types of equity financing may be highly dilative to our stockholders' interest in our assets and earnings.  Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

ITEM 1A.  RISK FACTORS (Cont’d.)

RISKS RELATING TO OUR COMMON SHARES

You will not receive dividend income from an investment in the shares and as a result, you may never see a return on your investment.

We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future.  We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business.  Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of the securities offered by our company.  As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

Upon the issuance of the securities in this offering 5,000,000 Shares of Common Stock will be held as “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act.  5,000,000 of these shares are held by an affiliate.  Rule 144 provides, in essence, that a non-affiliated person holding restricted securities for a period of six months in a reporting company may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to not less than one percent of our outstanding common stock every three months if the company has been reporting at least ninety days.  Sales of unrestricted shares by our affiliates are also subject to the same limitation upon the number of shares that may be sold in any three-month period.  Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer.  Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 there under.  Rule 144 also permits the termination of certain restrictions on sales of restricted securities by persons who were not affiliates of our company at the time of the sale and have not been affiliates in the preceding three (3) months.  Such persons must satisfy a one (1) year holding period.  There is no limitation on such sales and there is no requirement regarding adequate current public information.  Investors should be aware that sales under Rule 144, or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market that may develop for such shares.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell our shares.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Our Common Stock Is A “Penny Stock,” And Compliance With Requirements For Dealing In Penny Stocks May Make It Difficult For Holders Of Our Common Stock To Resell Their Shares.

Currently there is no public market for our common stock.  If the common stock is ever listed in, the public market in what is known as the over-the-counter market and at least for the foreseeable future, our common stock will be deemed a “penny stock” as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain from these investors a manually signed and dated written acknowledgement of receipt of the document before effecting a transaction in a penny stock for the investor's account.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

ITEM 1A.  RISK FACTORS (Cont’d.)

Penny stocks are stocks with a price of less than $5.00 per share unless traded on NASDAQ or a national securities exchange.

Penny stocks are also stocks, which are issued by companies with:

Net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years); or $5.0 million (if in continuous operation for less than three years); or average revenue of less than $6.0 million for the last three years.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments

ITEM 2.        PROPERTIES

We maintain our principal office at 817 West End Avenue, Suite 3C, New York, New York 10025.  Our telephone number at that office is (646) 259-1009.  We currently do not occupy office space as our business is strictly e-commerce.  This arrangement is expected to continue until such time as it becomes necessary for us to relocate, as to which no assurances can be given.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company's common stock is quoted on the “Over the Counter Bulletin Board” under the symbol “WRLC”.  As of December 31, 2009, no public market in the Company's common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of its common stock.  As of December 31, 2009, there were approximately 25 record owners of our common stock.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (Cont’d.)

Dividend Policy

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements, and financial condition.  Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance its operations, or make acquisitions.

Recent Sales of Unregistered Securities

All sales of unregistered securities for the past three years have been previously reported on either Form 10-Ks, Form 10-Qs, or Form 8-Ks filed with the Securities and Exchange Commission.

ITEM 6.        SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct.  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and no assurance can be given that actual results will be consistent with these forward-looking statements.  Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance.  Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report.  Future events and actual results could differ materially from the forward-looking statements.  You should read this report completely and with the understanding that actual future results may be materially different from what management expects.  We will not update forward-looking statements even though its situation may change in the future.

We undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) Volatility or decline of our stock price;

(b) Potential fluctuation in quarterly results;

(c) Our failure to earn revenues or profits;

(d) Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) Inadequate capital to continue business;

(f) Changes in demand for our products and services;

(g) Rapid and significant changes in markets;

(h) Litigation with or legal claims and allegations by outside parties;

(i) insufficient revenues to cover operating costs.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

You should read the following discussion and analysis in conjunction with our financial statements and notes thereto, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of management.

PLAN OF OPERATION

Overview

We are a development stage corporation formed to market a unique line of historical costumes and reenactment clothing lines, and through our website with the registered domain name of WorldWideRelics.Com.  The website is currently working; however, we are updating it and adding new features.  The website redesign should be completed by April 30, 2010, and we have estimated the cost of this redesign to be approximately $10,000 in software development costs.  Until that date, the Company will be reliant on putting items on EBay, the personal selling abilities of Mr. Amand at shows and customers whom mail in orders.  To date, we have marketed a range of political uniforms known as “Britain in the 1930’s” these items have been sold to the growing market of worldwide enthusiasts and collectors.  We intend to market a new range of products to the Civil War reenactment market by selling a range of uniforms for both the Union and Confederate Civil War Re-enactor.  This range includes both uniforms as well as accoutrements such as boots, belts, and back packs produced to what we believe is a museum quality standard, while still making available copies of both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups that are appearing worldwide.  We anticipate that the pursuit of the additional civil war market will be feasible by the spring, of 2010 if adequate funding is available.

2010 marks the 145th anniversary of the end of the Civil War.  As such, there will be an unusually large number of Civil War reenactments scheduled throughout the United States.  Events are planned from February to December in, among other places, California, Florida, Georgia, Kentucky, Mississippi, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.  We expect that this heightened demand will coincide with a proportional increase in sales.  The Gettysburg reenactment, for example, takes place over Independence Day weekend each year and attracts thousands of reenactors, complete with mounted cavalry and further, World Wide Relics plans to send an independent sales representative to many of these events in order to set up a booth to sell items, and generally increase awareness of our offerings.

Most of the battles scheduled for reenactment next year took place in 1865.  During this period, the Confederate Army ordered all troops to wear official uniforms, as opposed to the civilian clothing seen earlier in the war.  Thus, we expect that many participants who normally wear “civilian” period clothing for reenactments will choose to purchase uniforms of the type we market.

In addition to the expected increase in sales related to our new line, we plan to market new items as well.  We plan to recreate the “butternut” colored uniforms seen near the end of the war when traditional gray dyes became scarce.  Because the bulk of the reenactments will take place in the summer months, we will also introduce replicas of the white confederate uniforms that were authorized for warm weather campaigns.

We are in discussions with our manufacturer UJNA about the feasibility of recreating these uniforms In accordance with this new target market we will be changing our sole focus from our British uniform line, which has sold poorly over the last year as evidenced in our declining sales figures while still making these available to consumers.

We plan to update our website to reflect the redesign of our product line in accordance with the company’s new focus.  Since March 2009, management has been conducting analysis of the civil war reenactment market by attending trade shows.  Additionally we have had prolonged discussions with our suppliers regarding economies of scale and future product lines in order to ascertain fixed and marginal costs, optimal prices and potential profits.

Enthusiasts can shop from their computers.  A virtual store exists on that portion of the Internet known as the World Wide Web.  You get to the store by entering its Web address, called a "universal resource locator, ("URL"), into a Web browser.  We registered and trademarked our website domain name, “worldwiderelics.com.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Once a product is selected for purchase, through our “shopping cart”, a form will be presented to you on the screen with the description and availability of the product, shipping times, or any delays, payment information.  Payment methods in the future will include: (a) selecting a telephone number to call and place your order, (b) E-mail to transmit credit card or electronic funds transfer ("EFT") or (c) pay through a secured a Secured Electronic Transfer, ("SET").  At the moment, customers can pay using PayPal.

Whether the customer purchases something or not, before leaving the store, the customers will be asked if they would like to leave their E-mail address and hopefully some personal information about themselves in order to be notified about any new product lines as they become available.

Events and Uncertainties critical to our business

The historical costumes and reenactment clothing industry can be subject to seasonal variations in demand.  We expect that most of our products will see the greatest demand during the winter holiday shopping period, and possibly the summer months during the reenactment season.  Consequently, we expect to be most profitable during the fourth quarter of our fiscal year.  Quarterly results may also be materially affected by the timing of new product introductions, the gain, or loss of significant customers or product lines and variations in merchandise mix.  We will make decisions about purchases of inventory well in advance of the time at which such products are intended to be sold.  Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.  Significant deviations  from  projected  demand for  collectibles merchandise  could have a material  adverse  effect on our  financial condition  and  quarterly or annual  results of  operations.

Demand for our merchandise is affected by the general economic conditions in the United States.  When economic conditions are favorable and discretionary income increases, purchases of non-essential items like collectibles merchandise and animation art generally increase.  When economic conditions are less favorable, sales of historical costumes and reenactment clothing are generally lower.  In addition, we may experience more competitive pricing pressure during economic downturns.  Therefore,   any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

There is no guarantee that we will be able to generate sufficient sales to make our operations profitable.  We may continue to have little or no sales and continue to sustain losses in the future.  If we continue to sustain losses, we will be forced to curtail our operations and go out of business.  Our success depends in a large part in the ability of our suppliers to create additional product lines sufficient to create a catalog of uniforms to offer allowing us to implement a successful marketing and sales plan.  While we are currently seeking to hire additional computer programmers and historians to consult with as to historical accuracy and content there is no guarantee that these efforts will result in any substantial sales.  Because of the lack of funding, we are unable to hire a dedicated programming and historical research consulting team who will devote their efforts to helping us design and create new lines of reenactment product in coordination with our production resources, in a timely manner.

If we are able to obtain funding to become fully operational, there is no guarantee that we will be able to find personnel who will be able to work closely with the company to help design and create new lines of product or to process orders, including special orders, made via the internet.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations.  For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2009, included elsewhere in this Form 10-K.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments.  These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations.  For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.  Specific risks associated with these critical accounting policies are described in the following paragraphs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Seasonality of Business

We expect there to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

PLAN OF OPERATIONS – WORLD WIDE RELICS, INC.

 WWR was initially formed in January 2005.   Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving Internet market.  In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing  programs,  respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system.  Our mission is to combine the advantages of online commerce with a superior customer focus in order to be an authoritative source for authentic and excellent reproductions of historical memorabilia and clothing.

In sum, our goals are:

1.   To generate maximum sales revenues by offering an extensive range of superior products to online consumers at competitive prices;

2.   To generate referral and repeat business by offering exceptional service and sales follow-up to our customers; and

3.   To maximize the competitive advantage we hold through the sale of quality products which consumers value.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

RESULTS OF OPERATIONS - WORLD WIDE RELICS

Comparison for the Year Ended December 31, 2009 to the Year Ended December 31, 2008 (Restated)

Revenues

For the year ended December 31, 2009, revenues were $nil as compared to $2,886 for the corresponding 2008 (Restated) period.  During the year ended December 31, 2009, Mr. Owens resigned as Vice President of CCUC and became a Director and Secretary of WWR; in addition, Mr. Amand was retained as President.  The Company conducted a review of the products that it had been marketing.  Due to the lack of sales at the time, the Company decided to emphasize the sale of US civil war memorabilia and focus less on the international market.  The decrease in sales can be attributed to the timing of orders placed by our customers, and the overall state of the economy as discretionary spending was squeezed.

Cost of Sales

For the year ended December 31, 2009, the cost of sales was $5,788 as compared to $6,912 for the corresponding prior period.  This decrease in cost of sales (13%) can be attributed to the write-down of inventory in the year ended December 31, 2009, of $5,788.

Operating Expenses

For the year ended December 31, 2009, we incurred $93,692 in selling, general, & administrative expenses as compared to $74,282 in the corresponding 2008 (Restated) period.  This increase, 25%, results from the filing of the registration statement and its amendments.  During the year ended December 31, 2009, we incurred $16,000 in fees related to audit and accounting services compared to $24,000 in the corresponding 2008 (Restated) period.

As of December 31, 2009, our cash on hand was $779; total current assets were $779 and total current liabilities amounted to $32,009.  As of December 31, 2009, the total stockholders’ deficit was $31,230.  Until the company achieves a net positive cash flow from operations, we are dependent on the Officer of the Company to advance us sufficient funds to continue operations as well the continued contribution of services by officers of the Company.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

In their report dated March 25, 2010, our independent auditors stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised because of recurring losses from operations and cash flow deficiencies since our inception.  We continue to experience net losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.  In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business.  If we are unable to continue as a going concern, you may lose your entire investment.  Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis.  Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available.  In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing.  If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection.  Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations.  In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders.  If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

We estimate that in the next year we will need approximately $50,000 in new funds; specifically $10,000 in website design and software costs, $14,000 in employee salaries, commission and consulting, $6,000 for periodical and online marketing and promotion, $10,000 for inventory and product samples, and $10,000 in working capital.

We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources.  Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us.  Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding.  We currently do not have any arrangements to obtain additional financing from other sources.  In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions.  We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on future operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to supply this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

ITEM 9A (T).  CONTROLS AND PROCEDURES (Cont’d.)

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2009, but not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Below are the names and certain information regarding our sole executive officer and directors:

Name	Age	Position
John Amand	58	Chief Executive Officer, Chief Financial Officer, President and Director
E. Todd Owens	32	Secretary, Principal Accounting Officer and Director

Set forth below is a biographical description of our executive officers and directors based on information supplied by each of them.

John Amand.  Mr. Amand has been the President and a director of our Company since January 2006.  He was born in Buffalo, New York in 1951.  Mr. Amand was employed by BASF in their Troy branch from the early seventies until 1975.  In 1975 he took the role of a supporting actor in the Wyandotte Community Theater production of ‘Inherit the Wind’, which led to work in a number of motion pictures including ‘Pals’ along with George C Scott, Don Ameche and Sylvia Sydney.  Mr. Amand currently resides near Savannah, Georgia and devotes his spare time to writing and publishing articles on a variety of subjects.  He had been disabled for the past twelve years with avascular necrosis, a bone disease.  He devotes such time to the Company as is required by its current operations.

E. Todd Owens.  Since January 2007, Mr. Owens has served as the Secretary, Principal Accounting Officer and as a Director of our company.  Since 2005 to present, Mr. Owens has served as a researcher for the American Foreign Policy Council.  In addition, Mr. Owens is a member of the United States Marine Corps Reserve.  From 1999 to 2005, Mr. Owens served as an analyst/scout sniper for the United States Marine Corps and during 2004 and 2005 he was deployed in Iraq.  From 2002 to 2004, Mr. Owens served as a Commodity Futures Specialist for Iowa Grain Company and from 2001 to 2002 as an Options Analyst for the Kansas City Board of Trade.  Mr. Owens graduated from the University of Kansas in 2001 and from the Defense Language Institute in 2004.  Mr. Owens is fluent in Arabic.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2008, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (Cont’d.)

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there is only one person involved in the management of the Company and he devotes only a limited amount of time to our business.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 11.      EXEC UTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009, 2008 and 2007 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Amand (1)	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
	2007	--	--	--	--	--	--	--	--
E. Todd Owens	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
	2007	--	--	--	--	--	--	--	--

OUTSTANDING EQUITY AWARDS

No other named executive officer has received an equity award.

DIRECTOR COMPENSATION

We do not pay directors compensation for their service as directors.

Employment and Other Agreements

We have not entered into any employment agreement as of the date hereof.

ITEM 11.      EXECUTIVE COMPENSATION (Cont’d.)

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2009, with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. The below table is based on 6,478,559 shares of common stock outstanding as of March 25, 2010.

Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)
E, Todd Owens (2)	5,000,000	77.2%
817 West End Avenue Suite 3C
New York, NY 10025
J. Amand (2)	-	-

Sichenzia Ross Friedman Ferrence, LLP (3)	1,079,559	16.6%
1065 Avenue if Americas, 21st Floor
New York, New York 10018

All officers and directors as group (2) persons	5,000,000	77.2%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d) (1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities.  Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Officer and/or director of the Company.

(3) The firm itself owns the shares they are not acting as an agent for a third party

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Cont’d.)

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of December 31, 2009.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
Plan category	warrants and rights	warrants and rights	securities in first column)

Equity compensation
plans approved by
security holders	None	-	None

Equity compensation
plans not approved by
security holders	None	-	None

Total	None	-	None

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE TRANSACTIONS WITH MANAGEMENT AND OTHERS

None

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

  ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2009 and 2008 (Restated) for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $24,000, respectively.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)   All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal years 2008 and 2009 were pre-approved by our sole director.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company, to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15.       EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Financial Officer *
32.1	Section 1350 Certification of Principal Executive Officer. *
32.2	Section 1350 Certification of Principal Financial Officer. *

———————

*filed herewith

WORLD WIDE RELICS, INC.

(a development stage company)

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WORLD WIDE RELICS, INC.

New York, N.Y.

We have audited the accompanying balance sheets of World Wide Relics, Inc. (a development stage company) as of December 31, 2009 and 2008 (Restated), and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008 (Restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Relics, Inc. (a development stage company) as of December 31, 2009 and 2008 (Restated) and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 (Restated), in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated limited revenue since inception on January 18, 2005 and has sustained net losses of $185,587 since inception through December 31, 2009.  As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, N.Y.

March 25, 2010

WORLD WIDE RELICS, INC.

(a development stage company)

 BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$779	$75
Accounts receivable	-	2,500
Inventories	-	5,788
Total assets	$779	$8,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES Accounts payable	$15,514	$-
Advance from shareholder	16,495	-
Total current liabilities	32,009	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized,
6,478,559 issued and outstanding	6,479	6,479
Additional Paid-In Capital	147,878	93,779
Deficit accumulated during the development stage	(185,587)	(91,895)
Total stockholders' equity (deficit)	(31,230)	8,363

Total liabilities and stockholders' equity (deficit)	$779	$8,363

The accompanying notes to the financial statements are an integral part of these statements.

WORLD WIDE RELICS, INC.

(a development stage company)

 STATEMENTS OF OPERATIONS

			Cumulative
			Totals
			From Inception
	For the year ended		(January 18, 2005)
	December 31,		Through
	2009	2008	December 31, 2009
		(Restated)
Revenue	$-	$2,886	$21,836
Cost of revenue	5,788	6,912	20,217
Gross profit (loss)	(5,788)	(4,026)	1,619

General and administrative expenses
Audit and professional fees	37,009	24,000	80,509
Payroll expense	50,000	50,000	100,000
Amortization of intangibles	-	225	425
Postage and mailing	-	-	2,240
Other	895	57	4,032
Total operating expenses	87,904	74,282	187,206
Net loss	$(93,692)	$(78,308)	$(185,587)

Loss per share:
Basic and diluted loss
per share	$(0.01)	$(0.01)

Number of common shares
outstanding - basic and diluted	6,478,559	6,478,559

The accompanying notes to the financial statements are an integral part of these statements.

WORLD WIDE RELICS, INC.

(a development stage company)

  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, January 18, 2005	-	$ -	-	$ -	$ -	$ -	$ -

Issuance of shares	-	-	6,478,559	6,479	(5,479)	-	1,000

Net loss	-	-	-	-	-	(5,959)	(5,959)

Balance, December 31, 2005	-	-	6,478,559	6,479	(5,479)	(5,959)	(4,959)

Net loss	-	-	-	-	-	(7,484)	(7,484)

Balance, December 31, 2006	-	-	6,478,559	6,479	(5,479)	(13,443)	(12,443)

Allocation of expense attributed to spin-off		-	-	-	5,500	-	5,500

Cash transfer from parent	-	-	-	-	13,718	-	13,718

Net loss	-	-	-	-	-	(144)	(144)

Balance, December 31, 2007 (Restated)	-	-	6,478,559	6,479	13,739	(13,587)	6,631

Cash transfer from parent	-	-	-	-	6,040	-	6,040

Contributed services	-	-	-	-	50,000	-	50,000

Allocation of expense attributed to spin-off		-	-	-	24,000	-	24,000

Net loss	-	-	-	-	-	(78,308)	(78,308)

Balance, December 31, 2008 (Restated)	-	-	6,478,559	6,479	93,779	(91,895)	8,363

Contributed services	-	-	-	-	54,099	-	54,099

Net loss	-	-	-	-	-	(93,692)	(93,692)

Balance, December 31, 2009	-	-	6,478,559	$ 6,479	$ 147,878	($185,587)	($31,230)

The accompanying notes to the financial statements are an integral part of these statements.

WORLD WIDE RELICS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

			Cumulative
			Totals
			From Inception
			(January 18, 2005)
	For the year ended December 31,
	2009	2008	December 31, 2009
		(Restated)
Cash flows from operating activities:
Net Income (loss)	$ (93,692)	$ (78,308)	$ (185,587)

Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities

Depreciation, amortization and impairment	-	225	500
Write-down of inventory	5,788	5,019	10,807

(Increase) decrease in assets and liabilities:
Accounts receivable	2,500	(2,500)	-
Inventory	-	(4,675)	(10,807)
Accounts payable	15,514	-	15,514

Net cash (used in) provided by operating activities	(69,890)	(80,239)	(169,573)

Cash flows from investing activities:
Computer software development costs	-	-	(500)
Net cash used in investing activities	-	-	(500)

Cash flows from financing activities:
Advance from shareholder	16,495	-	16,495
Changes in paid in capital related to contributed
services	54,099	74,000	133,599
Issuance of common stock	-	-	1,000
Net cash transfer from/(to) parent	-	6,040	19,758
Net cash provided by financing activities	70,594	80,040	170,852

Net increase (decrease) in cash and cash equivalents	704	(199)	779
Cash and cash equivalents - beginning of period	75	274	-

Cash and cash equivalents - end of period	$ 779	$ 75	$ 779

The accompanying notes to the financial statements are an integral part of these statements.

World Wide Relics, Inc.

(a development stage company)

Notes to Financial Statements

Note 1 -Description of Business

World Wide Relics, Inc. (“WWR” or “We” or “the Company”) was formed as a Nevada corporation on January 18, 2005.  We are a development stage corporation formed to market a unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com.  To date, we have marketed a range of historical uniforms known as “Britain in the 1930’s” we have sold these items to the growing market of worldwide enthusiasts and collectors through our internet platform and on eBay Inc.  We intend to market a new range of products to the American Civil War reenactment market by marketing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor.  This range includes both uniforms as well as accoutrements such as boots, belts, and back packs produced to what we believe is a  museum quality standard.  The final sales entry point is the marketing of the Civil war memorabilia, to the domestic consumer, while still making available to consumers both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups worldwide.

On January 17, 2007, the Company was acquired by CCUC, Inc. (“Classic Costume”), a Delaware corporation formed on December 29, 2006, and WWR became a wholly owned subsidiary.  During June 2007, CCUC raised $30,150 in a public offering of shares.

Separation from CCUC.

On February 5, 2009, the Classic Costume’s Board of Directors resolved to spin-off the its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”), ratifying a prior October, 2008 board resolution to the same effect.  Classic it decided to pursue a different line of business, specifically the sale and conversion of “stretch vehicles” including Lincoln Town Car, Hummer, Chrysler 300, and similar full size vehicles.  CCUC shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in CCUC on the Record Date.  The financial statements presented are adjusted to reflect the 6,478,559 distributed shares of World Wide Relics.  Costs were allocated between CCUC and WWR on the basis of specific identification.

Due to the fact that the remaining assets of CCUC are transferred to the Company in connection with the distribution, the Distribution was reported for accounting purposes as a “reverse spin-off” under generally accepted accounting principles.  The spin-off was treated as a reverse spin-off for financial statement purposes because substantially all of Classic Costume’s assets and operations were held by the Company after the spin-off.  Therefore, the spin-off has been reflected, for financial statement presentation, as if the Company were a new company consisting of its historical operations.  The information contained herein indicates the results of operations or financial condition of the Company that would have been reported for the periods indicated has the Distribution occurred on the first day of the periods discussed.

The Company maintains its principal business operations in New York, New York.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company restated the December 31, 2008 Balance Sheet, Statement of Operations, Statement of Stockholders’ Deficit, Statement of Cash Flow and the notes to the financial statements to reflect the following two changes:

1.

The allocation of expenses previously recognized as belonging to the former parent company, CCUC.  WWR deemed it appropriate to record the adjustment and recognize professional fees associated with the filing of its S-1.

2.

Certain officers of the Company have contributed their services for the benefit of the Company.  The officers have not been compensated for their services.  WWR deemed it appropriate to record the expense associated with these contributed services, and consider all amounts contributed as paid-in capital.

The Company restated the December 31, 2008 Balance Sheet, Statement of Operations, Statement of Stockholders’ Deficit, Statement of Cash Flow and the notes to the financial statements to reflect an expense amounting to $74,000 which relates to $24,000 of audit and professional fees and $50,000 of contributed services.

World Wide Relics, Inc.

(a development stage company)

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

 Share Issuances

In February 2009, the Board of Directors authorized a 6.478559 for 1 forward stock split on the issued and outstanding common shares.  The authorized number of common shares remains the same at 25,000,000 common shares with a par value of $0.001 per share.  All references in the accompanying financial statements to the number of common shares have been restated to retroactively reflect the forward stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.  Costs of maintenance and repairs are charged to expense as incurred.

Inventories

Inventory is valued at the lower of cost or market and consists of finished goods.  The cost is determined by using the actual amount paid to acquire the items.   Inventory was written down in the year ended December 31, 2009, and a loss on the write-down of $5,788 is included in the statement of operations in the cost of sales line item.

Revenue Recognition

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

World Wide Relics, Inc.

 (a development stage company)

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

 Website Development

The Company capitalizes website development costs whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized.  Any additional costs for upgrades and enhancements, which result in additional functionality, will be capitalized.  Capitalized costs will be amortized based on their estimated useful life of three years beginning when the website is completed and is operational.  Internal costs related to the development of website content are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share.  Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period.  There were no unexpired options or warrants to purchase shares of common stock at December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, and payable approximate fair value based on the short-term maturity of these instruments.

Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Advertising Costs

The Company plans to expense all advertising costs as incurred.

World Wide Relics, Inc.

 (a development stage company)

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether another-than-temporary impairment (“OTTI”) has occurred.  This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31).  Retrospective application to a prior interim or annual period is prohibited.  The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement of:

management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
management’s assessment of the effectiveness of its internal control over financial reporting as of yearend; and
the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.

 In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

World Wide Relics, Inc.

 (a development stage company)

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Accounting Pronouncements (Cont’d.)

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets.  2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.  Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

World Wide Relics, Inc.

 (a development stage company)

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Accounting Pronouncements (Cont’d.)

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing - In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities - In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ).  The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 3 – Contributed Services

Certain officers and a shareholder of the Company have contributed their services for the benefit of the Company.  The officers have not been compensated for their services.  The shareholder made monetary contributions to assist with various professional fees.  We have recorded the expense associated with these contributed services, and consider all amounts contributed as paid in capital.

Note 4 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has limited operations and has incurred losses since inception, and has limited working capital that raises substantial doubt about its ability to continue as a going concern.  Company management may have to raise additional debt or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be obtained in sufficient amounts necessary to finance the Company's operations.  The accompanying audited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

World Wide Relics, Inc.

 (a development stage company)

Notes to Financial Statements

Note 5-Equity Transactions

The Company was incorporated on January 18, 2005.  Upon incorporation, the Company had authority to issue the following:

Preferred Stock- 5,000,000 $.001 par value shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock- 25,000,000 $.001 par value shares with such designations, voting and other rights as may be determined from time to time by the Board of Directors.

On February 5, 2009, CCUC’s Board of Directors resolved to spin-off its wholly owned subsidiary, WWR, a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”) ratifying the October, 2008 resolution of the prior board.  CCUC shareholders as of the Record Date shall receive one share of WWR for each two shares held in CCUC on the Record Date.  The financial statements presented are adjusted to reflect the 6,478,559 distributed shares of WWR.

Note 6-Income Taxes

We adopted the FASB interpretation on accounting for uncertainty in income taxes as of January 1, 2007.  This guidance clarifies the accounting for uncertain tax positions that may have been taken by an entity.  Specifically, it prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement.  This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes.  Under this guidance, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met.  Similarly, a position that no longer meets this recognition threshold should no longer be recognized in the first financial reporting period in which the threshold is no longer met.

The FASB issued additional guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits.  Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position.

We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities.  Based upon this examination, we determined that the aggregate exposure did not have a material impact on our financial statements during the years ended December 31, 2009 and 2008 (Restated).  Therefore, we have not recorded an adjustment to our financial statements related to this interpretation.  We will continue to evaluate our tax positions, and recognize any future impact as a charge to income in the applicable period in accordance with the standard.  Our tax filings for tax years 2006 to 2009 remain open for examination by taxing authorities.  We do not anticipate any significant changes in our uncertain tax positions during the next twelve months.

World Wide Relics, Inc.

 (a development stage company)

Notes to Financial Statements

Note 6-Income Taxes (Cont’d.)

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations.  We did not record any significant amounts related to penalties and interest during the years ended December 31, 2009 and 2008.

The following is a reconciliation of income taxes computed using the statutory Federal rate (35%) to the income tax expense in the financial statements for December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Income tax (benefit) computed at statutory rate	$(32,800)	$(27,400)
Value of services contributed	17,500	17,500
Utilization of net operating loss carry forward	-	-
Increase in valuation allowance	15,300	9,900
Provision for income taxes	$-	$-

As of December 31, 2009, the Company has net operating losses for Federal income tax purposes totaling $72,000, expiring in 2029.

The following is a tax table of deferred tax assets at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Net operating loss	$25,200	$9,900
Valuation allowance	(25,200)	(9,900)
Net deferred tax asset	$-	$-

Note 7 – Subsequent Events

 As of March 25, 2010 there are no subsequent events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wide Relics, Inc.

March 25, 2010	By:	/s/ John Amand
John Amand
(President and Chief Executive Officer
Principal Executive Officer)