Form 10-Q
period 2010-03-31
World Wide Relics Inc.
filed 2010-05-12
CIK 1462109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-159028

WORLD WIDE RELICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2208821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

817 West End Avenue, Suite 3C, New York, New York 10025
(Address of principal executive offices)

646-259-1009
(Issuer’s telephone number)

(Former name, former address, and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ]                 Accelerated filer [ ]
Non-accelerated filer   [  ]                 Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of May 12, 2010 was 6,478,559.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited) and from Inception (January 18, 2005 ) to March 31, 2010 (Unaudited)	4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited) and from Inception (January 18, 2005), to March 31, 2010 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T - Controls and Procedures	15-16

PART II - Other Information (Items 1-6)	16

World Wide Relics, Inc.
 (a development stage company)
 BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$779
Total assets	$-	$779

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES Accounts payable	$20,000	$15,514
Advance from shareholder	-	16,495
Total current liabilities	20,000	32,009

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized,
6,478,559 issued and outstanding	6,479	6,479
Additional Paid-In Capital	189,205	147,878
Deficit accumulated during the development stage	(215,684)	(185,587)
Total stockholders' deficit	(20,000)	(31,230)

Total liabilities and stockholders' deficit	$-	$779

The accompanying notes to the unaudited financial statements are an integral part of these statements.

World Wide Relics, Inc.
 (a development stage company)
 STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Totals
			From Inception
			(January 18,
			2005)
	For the three months ended		Through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenue	$-	$-	$21,836
Costs of revenue	-	-	20,217

Gross profit	-	-	1,619

General and administrative expenses
Payroll expense	12,500	-	112,500
Audit and professional fees	16,818	2,500	97,327
Amortization of intangibles	-	-	425
Postage and mailing	-	-	2,240
Other	779	295	4,811
Total operating expenses	30,097	2,795	217,303

Net income (loss)	$(30,097)	$(2,795)	$(215,684)

Income (loss) per share:
Basic and diluted earnings (loss)
(loss) per share	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	6,478,559	6,478,559

The accompanying notes to the unaudited financial statements are an integral part of these statements.

World Wide Relics, Inc.
 (a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, January 18, 2005	-	$-	-	$-	$-	$-	$-

Issuance of shares	-	-	6,478,559	6,479	(5,479)	-	1,000

Net loss	-	-	-	-	-	(5,959)	(5,959)

Balance, December 31, 2005	-	-	6,478,559	6,479	(5,479)	(5,959)	(4,959)

Net loss	-	-	-	-	-	(7,484)	(7,484)

Balance, December 31, 2006	-	-	6,478,559	6,479	(5,479)	(13,443)	(12,443)

Allocation of expense attributed to spin-off		-	-	-	5,500	-	5,500

Cash transfer from parent	-	-	-	-	13,718	-	13,718

Net loss	-	-	-	-	-	(144)	(144)

Balance, December 31, 2007 (Restated)	-	-	6,478,559	6,479	13,739	(13,587)	6,631

Cash transfer from parent	-	-	-	-	6,040	-	6,040

Contributed services	-	-	-	-	50,000	-	50,000

Allocation of expense attributed to spin-off		-	-	-	24,000	-	24,000

Net loss	-	-	-	-	-	(78,308)	(78,308)

Balance, December 31, 2008 (Restated)	-	-	6,478,559	6,479	93,779	(91,895)	8,363

Contributed services	-	-	-	-	54,099	-	54,099

Net loss	-	-	-	-	-	(93,692)	(93,692)

Balance, December 31, 2009	-	-	6,478,559	6,479	147,878	(185,587)	(31,230)

Contributed services	-	-	-	-	41,327	-	41,327

Net loss	-	-	-	-	-	(30,097)	(30,097)

Balance, March 31, 2010 (unaudited)	-	$-	6,478,559	$6,479	$189,205	$(215,684)	$(20,000)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

World Wide Relics, Inc.
 (a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Totals
			From Inception
	For the three months ended		(January 18, 2005)
	March 31,		Through
	2010	2009	March 31, 2010

Cash flows from operating activities:
Net loss	$(30,097)	$(2,795)	$(215,684)

Adjustments to reconcile net loss to net
cash used in operating activities

Depreciation, amortization and impairment	-		500
Write-down of inventory	-		10,807

(Increase) decrease in assets and liabilities:
Inventory	-		(10,807)
Accounts payable	4,486	2,500	20,000

Net cash used in operating activities	(25,611)	(295)	(195,184)

Cash flows from investing activities:
Computer software development costs	-	-	(500)
Net cash used in investing activities	-	-	(500)

Cash flows from financing activities:
Advance from shareholder	(16,495)	250	-
Changes in paid in capital related to contributed
services	41,327		174,926
Issuance of common stock	-	-	1,000
Net cash transfer from/(to) parent	-	-	19,758
Net cash provided by financing activities	24,832	250	195,684

Net increase decrease in cash and cash equivalents	(779)	(45)	-
Cash and cash equivalents - beginning of period	779	75	-

Cash and cash equivalents - end of period	$-	$30	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

World Wide Relics, Inc.
 (a development stage company)
Notes to Financial Statements
(Unaudited)
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

On January 17, 2007, the Company was acquired by Classic Costume, Inc. (“CCUC”), a Delaware corporation formed on December 29, 2006, and WWR became a wholly owned subsidiary.  During June 2007, CCUC raised $30,150 in a public offering of shares.

Separation from CCUC

On February 5, 2009, the Classic Costume’s Board of Directors resolved to spin-off the its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”), ratifying a prior October, 2008 board resolution to the same effect.  Classic it decided to pursue a different line of business, specifically the sale and conversion of “stretch vehicles” including Lincoln Town Car, Hummer, Chrysler 300, and similar full size vehicles.  CCUC shareholders as of the Record Date received one share of World Wide Relics, Inc. for each two shares held in CCUC on the Record Date.  Costs were allocated between CCUC and WWR on the basis of specific identification.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company restated its December 31, 2008 Balance Sheet, Statement of Operations, Statement of Stockholders’ Deficit, Statement of Cash Flow and the notes to the financial statements to reflect the following two changes:

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

World Wide Relics, Inc.
 (a development stage company)
Notes to Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies

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

Inventories

Inventory is valued at the lower of cost or market and consists of finished goods.  The cost is determined by using the actual amount paid to acquire the items.   Inventory worth $5,788 was written down in the year ended December 31, 2009.

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
(Unaudited)

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

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share.  Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period.  There were no unexpired options or warrants to purchase shares of common stock at March 31, 2010.

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

World Wide Relics, Inc.
 (a development stage company)
Notes to Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

 Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”).  Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period.  There were no unexpired options or warrants to purchase shares of common stock at March 31, 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, and payable approximate fair value based on the short-term maturity of these instruments.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible asset consisting of our website was fully amortized as of January 30, 2009.

Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Advertising Costs

The Company plans to expense all advertising costs as incurred.

World Wide Relics, Inc.
 (a development stage company)
Notes to Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Note 3 - Contributed Services

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
(Unaudited)

Note 5 - Equity Transactions

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

Note 6 - Subsequent Events

We have evaluated subsequent events through May 12, 2010, the date the financial statements were available to be issued. We find no significant subsequent events as of and through this date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended March 31, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in our registration statement.

WWR was formed as a Nevada corporation on January 18, 2005.  We are a development stage corporation formed to market a unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com.  To date, we have marketed a range of historical uniforms known as “Britain in the 1930’s”.   We have sold these items to the growing market of worldwide enthusiasts and collectors through our internet platform and on eBay Inc.  We intend to market new ranges of products covering the American Civil War reenactment market by marketing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor.  This range includes both uniforms as well as accoutrements such as boots, belts, and back packs produced to what we believe is a museum quality standard.  The final sales entry point is the marketing of the Civil war memorabilia, to the domestic consumer, while still making available to consumers, both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups worldwide.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d.)

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Results of Operations – Comparison for the Three month periods ended March 31, 2010 and 2009

Revenues

For the three months ended March 31, 2010 revenues were $nil as compared to $nil for the corresponding 2008 period.  During the three months ended March 31, 2010, Mr. Amand spent time with the Company’s Indian supplier negotiating a more favorable rate for redesigned civil war uniforms. Mr. Amand’s time spent working on WWR was unfortunately curtailed during the first quarter, as he was hospitalized due to complications arising from an enlarged prostate.  Our lack of revenue continued during the 2009 period and fueled our efforts to continue to refocus our marketing.

Cost of Sales

For the three months ended March 31, 2010 cost of sales were $nil as compared to $nil for the corresponding prior period.

Operating Expenses

For the three months ended March 31, 2010 we incurred $30,097 in selling, general & administrative expenses as compared to $2,795 in the corresponding 2009 period. This increase, was chiefly due to payroll expenses, and professional fees incurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d.)

Liquidity and Capital Resources

As of March 31, 2010, our cash on hand was $nil; total current assets were $nil and total current liabilities amounted to $20,000.  As of March 31, 2010, the total stockholders’ deficit was $20,000.  Until the company achieves a net positive cash flow from operations, we are dependent on the Officer of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

We estimate that in the next nine months we will need approximately $50,000 in new funds; specifically $10,000 in website design and software costs, $14,000 in employee salaries, commission and consulting, $6,000 for periodical and online marketing and promotion, $10,000 for inventory and product samples, and $10,000 in working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including John Amand, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010.  Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES (Cont’d).

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2010.  Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *
———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1 that became effective December 18, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD WIDE RELICS, INC

May 12, 2010	By:	/s/ John Amand
John Amand
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director