Form 10-Q
period 2010-06-30
World Wide Relics Inc.
filed 2010-08-13
CIK 1462109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-159028

WORLD WIDE RELICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2208821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20955 Pathfinder Road, Suite 100, Diamond Bar, CA 91765

(Address of principal executive offices)

(909) 843-6388

(Issuer’s telephone number)

817 West End Avenue, Suite 3C, New York, New York 10025

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

Large accelerated filer ☐                Accelerated filer ☐
Non-accelerated filer   ☐                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes☒ No ☐

The number of shares of Common Stock of the issuer outstanding as of August 10, 2010 was 6,478,559.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited) and from Inception (January 18, 2005 ) to June 30, 2010 (Unaudited)	4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited) and from Inception (January 18, 2005), to June 30, 2010 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T - Controls and Procedures	15-16

PART II - Other Information (Items 1-6)	16

World Wide Relics, Inc.
 (a development stage company)
 BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$779
Total assets	$-	$779

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES Accounts payable	$14,815	$15,514
Advance from shareholder	-	16,495
Total current liabilities	14,815	32,009

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares authorized,
6,478,559 issued and outstanding	6,479	6,479
Additional Paid-In Capital	212,081	147,878
Deficit accumulated during the development stage	(233,375)	(185,587)
Total stockholders' deficit	(14,815)	(31,230)

Total liabilities and stockholders' deficit	$-	$779

The accompanying notes to the unaudited financial statements are an integral part of these statements.

World Wide Relics, Inc.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Totals
	For the six months ended		For the three months ended		From Inception
					(January 18, 2005)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Through June 30, 2010

Revenue	$-	$-	$-	$-	$21,836
Cost of revenue	-	-	-	-	20,217
Gross profit	-	-	-	-	1,619

General and administrative expenses
Payroll expense	25,000	-	12,500	-	125,000
Audit & professional fees	22,009	2,500	5,191	-	102,518
Amortization of intangibles	-	-	-	-	425
Postage & Mailing	-	-	-	-	2,240
Other	779	383	-	88	4,811
Total operating expenses	47,788	2,883	17,691	88	234,994

Net income (loss)	$(47,788)	$(2,883)	$(17,691)	$(88)	$(233,375)

Loss per share:
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	6,478,559	6,478,559	6,478,559	6,478,559

The accompanying notes to the financial statements are an integral part of these statements.

World Wide Relics, Inc.
 (a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, January 18, 2005	-	$-	-	$-	$-	$-	$-

Issuance of shares	-	-	6,478,559	6,479	(5,479)	-	1,000

Net loss	-	-	-	-	-	(5,959)	(5,959)

Balance, December 31, 2005	-	-	6,478,559	6,479	(5,479)	(5,959)	(4,959)

Net loss	-	-	-	-	-	(7,484)	(7,484)

Balance, December 31, 2006	-	-	6,478,559	6,479	(5,479)	(13,443)	(12,443)

Allocation of expense attributed to spin-off		-	-	-	5,500	-	5,500

Cash transfer from parent	-	-	-	-	13,718	-	13,718

Net loss	-	-	-	-	-	(144)	(144)

Balance, December 31, 2007 (Restated)	-	-	6,478,559	6,479	13,739	(13,587)	6,631

Cash transfer from parent	-	-	-	-	6,040	-	6,040

Contributed services	-	-	-	-	50,000	-	50,000

Allocation of expense attributed to spin-off		-	-	-	24,000	-	24,000

Net loss	-	-	-	-	-	(78,308)	(78,308)

Balance, December 31, 2008 (Restated)	-	-	6,478,559	6,479	93,779	(91,895)	8,363

Contributed services	-	-	-	-	54,099	-	54,099

Net loss	-	-	-	-	-	(93,692)	(93,692)

Balance, December 31, 2009	-	-	6,478,559	6,479	147,878	(185,587)	(31,230)

Contributed services	-	-	-	-	64,203	-	64,203

Net loss	-	-	-	-	-	(47,788)	(47,788)

Balance, June 30, 2010 (unaudited)	-	$-	6,478,559	$6,479	$212,081	$(233,375)	$(14,815)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

WORLD WIDE RELICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Totals
			From Inception
			(January 18, 2005)
	For the six months ended June 30,		Through
	2010	2009	June 30, 2010

Cash flows from operating activities:
Net loss	$(47,788)	(2,883)	(233,375)

Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation, amortization and impairment	-	-	500
Write-down of inventory	-	-	10,807

(Increase) decrease in assets and liabilities:
Inventory	-	-	(10,807)
Accounts payable	(699)	2,500	14,815

Net cash used in operating activities	(48,487)	(383)	(218,060)

Cash flows from investing activities:
Computer software development costs	-	-	(500)

Net cash used in investing activities	-	-	(500)

Cash flows from financing activities:
Advance from shareholder	(16,495)	329	-
Change in paid in capital related to contributed services	64,203	-	197,802
Net cash transfer from/(to) parent	-	-	19,758
Issuance of common stock	-	-	1,000

Net cash provided by financing activities	47,708	329	218,560

Net increase (decrease) in cash and cash equivalents	(779)	(54)	-
Cash and cash equivalents - beginning of period	779	75	-

Cash and cash equivalents - end of period	$-	$21	$-

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

Separation from CCUC

On February 5, 2009, CCUC’s Board of Directors resolved to spin-off the Company, its wholly owned subsidiary, to CCUC’s shareholders of record on November 1, 2008 (the “Record Date”), ratifying a prior October, 2008 board resolution to the same effect.  CCUC decided to pursue a different line of business, specifically the sale and conversion of “stretch vehicles” including Lincoln Town Car, Hummer, Chrysler 300, and similar full size vehicles.  CCUC shareholders as of the Record Date received one share of World Wide Relics, Inc. for each two shares held in CCUC on the Record Date.  Costs were allocated between CCUC and WWR on the basis of specific identification.

Due to the fact that the remaining assets of CCUC were transferred to the Company in connection with the distribution, the Distribution was reported for accounting purposes as a “reverse spin-off” under generally accepted accounting principles.  The spin-off was treated as a reverse spin-off for financial statement purposes because substantially all of Classic Costume’s assets and operations were held by the Company after the spin-off.  Therefore, the spin-off has been reflected, for financial statement presentation, as if the Company were a new company consisting of its historical operations.  The information contained herein indicates the results of operations or financial condition of the Company that would have been reported for the periods indicated has the Distribution occurred on the first day of the periods discussed.

Change in Control

On June 17, 2010, China PharmaHub Corp. (“PharmaHub”) closed upon its purchase of 5,000,000 shares of the Company’s common stock owned by E. Todd Owens, representing 77.18% of the total issued and outstanding common stock of the Company, effecting a change in the control of the Company. Reference is made to the disclosures contained within Item 5.01 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2010, which are incorporated herein by reference.

Until the change in control, the Company maintained its principal business operations in New York, New York.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2009 has been derived from our audited financial statements. The statements of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2010.

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

Inventories

Inventory is stated at the lower of cost or market and consists of finished goods.  Cost is determined using the FIFO method.  To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventories.  The Company also periodically performs an evaluation of inventory for excess and obsolete items.  Such evaluations are based on management’s judgment and use of estimates.  Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends. Inventory worth $5,788 was written down in the year ended December 31, 2009.

Revenue Recognition

The Company follows the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. With regard to our custom vehicles, revenue is recognized when the vehicle is delivered and accepted by our customer.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Accounting for Income Taxes”. The Topic requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. The topic additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At June 30, there were no options or warrants outstanding. Potentially issuable shares under convertible debt agreements were not considered in diluted earnings per share as their inclusion was anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

World Wide Relics, Inc.
 (a development stage company)
Notes to Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

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
 (a development stage company)
Notes to Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible asset consisting of our website was fully amortized as of January 31, 2009.

Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Advertising Costs

The Company plans to expense all advertising costs as incurred.

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009 and subsequently amended by Section 989G of the Dodd-Frank Act of 2010 (“Section 989G”). Commencing with its annual report for the year ending December 31, 2007, the Company has been required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

As the Company is a non-accelerated filer, pursuant to Section 989G it is not required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

On February 5, 2009, CCUC’s Board of Directors resolved to spin-off its wholly owned subsidiary, WWR, a Nevada corporation, to CCUC’s shareholders of record on November 1, 2008 (the “Record Date”) ratifying the October, 2008 resolution of the prior board.  CCUC shareholders as of the Record Date shall receive one share of WWR for each two shares held in CCUC on the Record Date.  The financial statements presented are adjusted to reflect the 6,478,559 distributed shares of WWR.

Note 6 - Subsequent Events

We have evaluated subsequent events through August 10, 2010, the date the financial statements were available to be issued.

On July 28, 2010, the Company entered into a Merger Agreement with China PharmaHub Corp., as disclosed in the Form 8-K filed with the SEC on August 3, 2010, which disclosures are incorporated herein by reference.

 We find no other significant subsequent events as of and through this date.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended June 30, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in our registration statement.

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

Results of Operations – Comparison for the three and six month periods ended June 30, 2010 and 2009

Revenues

For the three months and six months ended June 30, 2010 revenues were $nil as compared to $nil for the corresponding 2009 periods.

Cost of Sales

For the three and six months ended June 30, 2010 cost of sales were $nil as compared to $nil for the corresponding prior periods in 2009.

Operating Expenses

For the three months and six months ended June 30, 2010 we incurred $17,691 and $47,788 respectively in selling, general & administrative expenses as compared to $88 and $2,883 respectively in the corresponding 2009 periods. This increase, was chiefly due to payroll expenses, and professional fees incurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d.)

Liquidity and Capital Resources

As of June 30, 2010, our cash on hand was $nil; total current assets were $nil and total current liabilities amounted to $14,815.  As of June 30, 2010, the total stockholders’ deficit was $14,815.  Until the company achieves a net positive cash flow from operations, we are dependent on the Officers of the Company to advance us sufficient funds to continue operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Richard Lui, the Company's Chief Executive Officer and Monica Ding, the Company’s Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2010.  Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES (Cont’d).

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2010.  Based on that evaluation, the Company's CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1 that became effective December 18, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD WIDE RELICS, INC

August 12, 2010	By:	/s/ Richard Lui
Richard Lui
Chief Executive Officer and President