Form 10-Q
period 2010-09-30
China PharmaHub Corp.
filed 2010-11-22
CIK 1462109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission File Number 333-159028

  CHINA PHARMAHUB CORP.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	20-2208821
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20955 Pathfinder Road, Suite 100 Diamond Bar, CA 91765
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (909) 843-6388

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(2) Has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

As of November 22, 2010, there were 16,313,706 shares of Common Stock, $0.0001 par value per share issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$397,267	$4,131
Deposit	2,330	-
Prepaid expenses	1,619	-
Other receivable	2,284	-
Inventory	3,480	-
Total current assets	406,980	4,131

Equity Investments	42,597	-
Furinture and Equipment, net	2,395	-

	$451,972	$4,131

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$49,482	$10,535
Commission payable	60,000	-
Other current liabilities	2,302	-
Total current liabilities	111,784	10,535

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 25,000,000 shares
authorized, 17,766,098 and 12,220,000 issued and
16,313,706 and 12,220,000 outstanding, as of September 30, 2010 and December 31, 2009, respectively	17,766	12,220
Additional paid-in-capital	1,221,218	8,147
Subscription receivable	(450,000)	(200)
Deficit accumulated during the development stage	(448,796)	(26,571)
Total stockholders' equity	340,188	(6,404)

	$451,972	$4,131

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2010	For the period from inception (July 9, 2009) through September 30, 2009	For the nine months ended September 30, 2010	Cumulative for the period from inception (July 9, 2009) through September 30, 2010

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	55,177	-	83,314	101,586
Professional fees	104,561	68	314,744	323,043
Total operating expenses	159,738	68	398,058	424,629

Loss on equity investments	24,167		24,167	24,167

Net loss	$183,905	$68	$422,225	$448,796

Loss per common share - basic and diluted	$0.01	$-	$0.03

Weighted-average shares outstanding - basic and diluted	15,935,113	12,018,039	14,315,884

The accompanying notes to the unaudited financial statements are an integral part of these statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
					Deficit
			Additional		Accumulated	Total
	Common Stock		Paid-in	Subscription	During	Stockholders'
	Shares	Amount	Capital	Receivable	Development Stage	Equity

Balance, July 9, 2009 (inception)	-	$-	$-	$-	$ .	$-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200)		20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67			167
Net loss	-	-	-	-	(26,571)	(26,571)

Balance, December 31, 2009	12,220,000	12,220	8,147	(200)	(26,571)	(6,404)

Receipt of payment - stock for cash ($0.00167 per share)				200		200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150			2,871
Shares held in escrow - earned - 231,543 shares ($0.60, less payment of $0.00167 per share)			138,541			138,541
Shares held in escrow - repurchased ($0.00167 per share)	(36,950)	(37)	(25)			(62)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917			682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782			55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)			(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000)		90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990			6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474			1,476
Shares held in escrow - earned - 111,929 shares - not outstanding ($0.60, less payment of $0.00167 per share)			66,971			66,971
Net loss	-	-	-	-	(422,225)	(422,225)

Balance, September 30, 2010	17,766,098	$17,766	$1,221,218	$(450,000)	$(448,796)	$340,188

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2010	Cumulative for the period from inception (July 9, 2009) through September 30, 2009	Cumulative for the period from inception (July 9, 2009) through September 30, 2010

Cash flows from operating activities:
Net loss	$(422,225)	$(68)	$(448,796)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	267,387	68	267,554
Loss on equity investments	24,167		24,167
(Increase) decrease in assets and liabilities:
Deposit	(2,330)	-	(2,330)
Prepaid expenses	(1,619)	-	(1,619)
Other receivable	(2,284)	-	(2,284)
Inventory	(3,480)	-	(3,480)
Accrued expenses	38,947	-	49,482
Commission payable	60,000	-	60,000
Other current liabilities	2,302	-	2,302
Net cash used in operating activities	(39,135)	-	(55,004)

Cash flows from investing activities:
Furniture and equipment purchase	(2,395)	-	(2,395)
Investment in Equity Investments	(65,288)	-	(65,288)
Net cash used in investing activities	(67,683)	-	(67,683)

Cash flows from financing activities:
Purchase of World Wide Relics	(275,250)	-	(275,250)
Proceeds from sale of escrowed shares	2,871		2,871
Repurchase of escrowed shares	(62)		(62)
Proceeds from sale common stock	772,395	19,800	792,395
Net cash provided by financing activities	499,954	19,800	519,954

Net increase in cash and cash equivalents	393,136	19,800	397,267

Cash and cash equivalents - beginning of period	4,131	-	-

Cash and cash equivalents - end of period	$397,267	$19,800	$397,267

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$1,476	$-	$19,800

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business

World Wide Relics, Inc. (“WWR”) was formed as a Nevada corporation on January 18, 2005.  WWR was a development stage corporation formed to market a unique line of historical costumes and reenactment clothing lines through its website with the registered domain name of WorldWideRelics.Com.  Until the consummation of the Merger, WWR marketed a range of historical uniforms known as “Britain in the 1930’s” and sold these items to the growing market of worldwide enthusiasts and collectors through its internet platform and on eBay Inc.

China PharmaHub Corp. (“PharmaHub” or “CPHC”) was incorporated in the state of Nevada on July 9, 2009.   Since its inception in 2009 to the present, CPHC has been engaged in entering into the business of acquiring, developing, commercializing, marketing and selling innovative products for the treatment of a variety of human diseases with a focus upon investing in, or licensing, the rights to develop, commercialize, market and sell pharmaceutical, biotechnology and related technologies which address important unmet medical needs, offer improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines.

CPHC’s initial focus is on pharmaceutical, biotechnology products including, but not limited to, medicines, medical remedies, therapies, medical equipment, and biometric products (“Pharma-products”) developed in the U.S. which have limited representation in the Asian Pacific Region. Subsequently, when Management determines we have sufficient resources, we intend to also focus upon Pharma-products being developed in Europe. PharmaHub also intends to focus upon Pharma-products, under development, which Management believes have the potential to benefit from additional research and development in the People’s Republic of China (the “PRC” or “China”), Hong Kong, Macau and Taiwan (collectively, the “Greater China Region”). PharmaHub also plans to identify and add additional value to novel drug candidates originating in China by licensing the rights to market such products in the rest of the world, excluding China.

On August 13, 2010, CPHC announced that it closed with respect to a Merger Agreement dated as of July 28, 2010 (the “Merger Agreement” or the "Merger") entered into with World Wide Relics, Inc. (“WWR”), a Nevada corporation incorporated on January 18, 2005. CPHC, prior to entering into the Merger Agreement, acquired 77.18% of WWR’s issued and outstanding stock on June 17, 2010 from WWR’s largest shareholder, totaling 5,000,000 common shares of WWR for $275,250. Pursuant to the terms of the Merger Agreement, WWR then issued an aggregate of 15,258,983 WWR common shares to the shareholders and service providers of CPHC. In addition, from the 15,258,983 WWR common shares, 1,492,338 WWR common shares were issued to replace an equal number of shares of common stock of CPHC which were being held in escrow as of the date of the Merger with respect to certain CPHC services agreements. Upon issuance of these shares, these shareholders together with CPHC shareholders prior to the Merger, control approximately 91% of WWR’s issued and outstanding common shares of voting capital stock on a fully diluted basis, and therefore will effectively have control of WWR. Pursuant to the terms of the Merger Agreement, all of the property, rights, privileges, powers and franchises of CPHC have vested in WWR, all debts, liabilities and duties of CPHC have become the debts, liabilities and duties of WWR and the separate existence of CPHC, as a Nevada corporation, has ceased.

In connection with the Merger Agreement, WWR cancelled 5,000,000 shares of WWR’s common stock purchased by CPHC from WWR’s largest shareholder on June 21, 2010 in anticipation of the Merger Agreement, and then issued the aggregate of 15,258,983 shares of its common stock as described above.   The purchase of 5,000,000 shares of WWR prior to the Merger Agreement was a private transaction whereby WWR did not issue any shares, and will not receive any of the proceeds. In addition, subsequent to the Merger Agreement, WWR’s former Secretary, Principal Accounting Officer and one of its former directors was assigned all of the assets owned by WWR immediately prior to the execution of the Merger Agreement and has assumed all of the liabilities of WWR immediately prior to the execution of the Merger Agreement.

The effect of the Merger is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Merger the financial statements presented are those of a combined CPHC and its subsidiaries, as if the Merger Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Merger Agreement, CPHC and their shareholders have effective control of WWR, even though WWR has acquired CPHC. For accounting purposes, CPHC will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of WWR, i.e., a capital transaction involving the issuance of shares by WWR for the shares of CPHC. Accordingly, the combined assets, liabilities and results of operations of CPHC, and its subsidiaries, became the historical financial statements of WWR at the closing of the Merger Agreement, and WWR assets, liabilities and results of operations have been consolidated with those of CPHC commencing as of August 23, 2010, the date Articles of Merger were filed with the Nevada Secretary of State. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

On August 23, 2010, World Wide Relics, Inc. formally changed its name to China PharmaHub Corp. Hereafter, WWR, CPHC, or any of their subsidiaries are referred to as “We”, “Us,” “Our” or “the Company” unless specific reference is made to a particular entity.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business- continued

On September 15, 2009, CPHC entered into an Exclusive Business Cooperation Agreement (the “Exclusive Cooperation Agreement”) with the PRC National Engineering Research Center for the Development of New Drugs (“Exclusive Chinese Partner”), an establishment under the PRC Ministry of Science and supervised by the Institute of Materia Medica  and the Chinese Academy of Medical Sciences. Pursuant to the terms of the Exclusive Cooperation Agreement, CPHC shall identify promising drug candidates in the United States and, when Management believes we have sufficient resources, Europe, and assist the Exclusive Chinese Partner in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”) and the Exclusive Chinese Partner shall (1) identify promising drug candidates in the PRC for CPHC to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist CPHC in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

On June 15, 2010, CPHC entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which CPHC shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; form joint venture entities with Drs. Weaver and Rynkiewicz of which CPHC shall initially own 35% of such joint ventures. As to one of these joint ventures, Akanas Therapeutics, Inc., (“Akanas Therapeutics”) Drs. Weaver and Rynkiewicz have assigned their rights with respect to certain patents currently being developed to Akanas Therapeutics. CPHC has reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, CPHC incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology. Pursuant to the terms and conditions of the Definitive Agreement, CPHC owns a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics. Akanas Therapeutics is being accounted for as an equity investment of the Company with limited operations since its founding. The Company has committed to fund Akanas Therapeutics and other joint ventures incorporated with Drs. Weaver and Rynkiewicz with up to an aggregate of $230,000 for reasonably incurred expenses. As of September 30, 2010, the Company has funded Akanas Therapeutics with $64,963 in cash and 2,460 shares of the Company’s common stock valued at $1,476, for a total investment of $66,439. The 2,460 shares of common stock were issued to Drs. Weaver and Rynkiewicz pursuant to the Definitive Agreement as a reimbursement for their previous expenses incurred with respect to the Antibody Technology and have been treated as an investment in Akanas Therapeutics for accounting purposes.  Investment in the common stock of Akanas Therapeutics is accounted for by the equity method. The carrying value of the Company’s investment in Akanas Therapeutics at September 30, 2010 was $42,386 after recording the Company’s proportional share of loss in Akanas Therapeutics for the nine months ended September 30, 2010.

On June 30, 2010, CPHC incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Biotechnology Institute.  Pursuant to the terms and conditions of the Definitive Agreement, CPHC owns a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65%. MediTherX will be accounted for as an equity investment of the Company. As of September 30, 2010, MediTherX has commenced minimal operations. Investment in the common stock of MediTherX, Inc. is accounted for by the equity method. During the nine months ended September 30, 2010 the Company invested a total of $325 in MediTherX. The carrying value of the Company’s investment in MediTherX, Inc. at September 30, 2010 was $211 after recording the Company’s proportional share of loss in MediTherX for the nine months ended September 30, 2010.

On July 1, 2010, CPHC entered into a Cooperation Agreement to form a strategic partnership with Chengdu Yongkon Pharmacy Co., Ltd. (“Chengdu Yongkon”), pursuant to which CPHC shall identify pharmaceutical products and medical devices produced by third parties in regions outside of the PRC and negotiate with such third parties the terms to sell such products and devices in the PRC through Chengdu Yongkon’s established distribution channels, upon terms which shall be mutually agreed upon between PharmaHub and Chengdu Yongkon on a project by project basis.

On July 1, 2010, CPHC entered into a Cooperation Agreement to form a strategic partnership with the Sichuan Provincial government through the Sichuan Technical Exchange Center, a subsidiary of the Sichuan Provincial Science & Technology Department, focusing upon the bio-pharmaceutical and medical device industries to promote technological exchange and transfer between the PRC and the U.S.

On August 19, 2010, the Company incorporated True Value Capital, Inc., (“TVC”) a Nevada corporation, as a wholly owned subsidiary.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business- continued

On August 26, 2010, the Company entered into an Exclusive Distributor Agreement with MO-SCI Corp., pursuant to which the Company obtained the exclusive rights to market and sell in the Greater China Region, Singapore, Malaysia, and Bangladesh, high precision radioactive glass spheres intended for the treatment of malignant tumors.

On October 19, 2010, the Company entered into a Distribution Agreement with Integrated Biometrics, LLC, effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

The results of operations for the three-month and nine-month periods ended September 30, 2010, the period from July 7, 2009 (inception) through September 30, 2009 and the period from July 7, 2009 (inception) through September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2010.

Principles of consolidation

The consolidated financial statements of the Company reflect the activities of the following subsidiary:

Subsidiary		Percentage Of Ownership
True Value Capital, Inc.	Nevada corporation	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2010, cash and cash equivalents amounted to $397,267.

At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits of $250,000 per deposit account, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Prepaid Expenses
Prepaid expenses includes prepaid rent for the Company’s office space as of September 30, 2010 in the amount of $1,619.

Inventories
Inventories, consisting of fingerprint scanners for resales, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

Furniture and Equipment
Furniture and equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  The Company’s property and equipment consists of computers that the Company has not commenced depreciating, as they have not commenced usage of the computers in the Company’s operating activities. Upon commencement of usage, this fixed asset will be depreciated over its estimated useful life.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

Equity Investments
The Company accounts for equity investments using the equity method unless the value of such investment has been determined to be other than temporarily impaired, in which case the Company writes the investment down to its impaired value. The Company’s policy is to review its investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During a review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods.

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At September 30, 2010 there were no options or warrants outstanding. Potentially issuable shares under convertible debt agreements were not considered in diluted earnings per share as their inclusion was anti-dilutive.

Stock-Based Compensation
The Company has adopted FASB Accounting Standards Codification Topic 718-10, “Compensation- Stock Compensation” (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate.

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

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

Level 1 - Quoted prices (unadjusted) in active markets those are accessible at the measurement date for identical assets or liabilities;

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

Intangible Assets
The Company accounts for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of September 30, 2010 and December 31, 2009.

Research and Development
Research and development costs are expensed as incurred and to be included in general and administrative expenses. Research and development costs are incurred on a project specific basis. The Company had no research and development expenses for any periods covered by these financial statements.

Recent Accounting Pronouncements
The following is a list of recent accounting pronouncements summarized below:

-
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company’s consolidated financial statements.

-
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 became effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 are not expected to have a material effect on the Company’s consolidated financial statements.

-
In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company’s consolidated financial statements.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

Note 3 – Stockholders’ Equity

Prior to the Merger Agreement, and the Merger, the following equity transactions were recorded by CPHC for cash and services:

-	On August 10, 2009, CPHC received $20,000 in cash, with respect to the issuance of 12,000,000 common shares of CPHC.

-	In connection with CPHC’s founding, CPHC issued 100,000 shares of common stock for services valued at $0.00167 for a total of $167.

-	On November 1, 2009, CPHC received $200 in cash, with respect to the issuance of 120,000 common shares of CPHC.

-
On January 5, 2010, CPHC approved a limited and nonpublic offering of shares of CPHC’s common stock to “Accredited Investors” only, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and applicable state securities laws. CPHC received $682,195 in cash, after commissions and professional fees of $84,617, with respect to the issuance of 1,278,019 common shares of CPHC at $0.60 per share.

-
In January 2010 CPHC, CPHC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPHC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPHC in escrow to be released quarterly based upon the performance of services as provided under the agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPHC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPHC cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of CPHC’s common stock valued at $0.60 per share, or $138,541, upon completion of required services. In addition, one contract with 36,950 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62, was cancelled subsequent to the Merger. At the time of the Merger a total of 1,452,392 shares were held in escrow.

-	In January 2010 CPHC issued 20,000 shares of common stock for services valued at $0.60 per, or $12,000.

-
During the three months ended March 31, 2010 CPHC entered into five consulting agreements with members of its Scientific Advisory Board (“SAB”). These contracts had a one year service commitment from the various dates of entry into the agreements. Under these contracts each member of the SAB received 10,000 shares of CPHC’s common stock valued at $0.60 per share, for a total value of $30,000, with respect to all of the contracts. These shares were expensed upon issuance.

-
During April and May 2010 CPHC issued 20,000 shares of common stock upon entering into two consulting agreements with members of its Scientific Advisory Board (“SAB”). These contracts had a one year service commitment from the various dates of entry into the agreements. Under these contracts each member of the SAB received 10,000 shares for services valued at $0.60 per share, for a total of $12,000. These shares were expensed upon issuance.

-
On June 1, 2010 CPHC entered into a service agreement that is to last four years until May 31, 2014. This agreement calls for the issuance of 3,125 shares per month during any month which service is provided. On June 1, 2010, CPHC issued 3,125 shares of common stock for services valued at $0.60 per share, for a total of $1,875. No other shares were issued by CPHC subsequent to this issuance and prior to the Merger Agreement, and the Merger.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Stockholders’ Equity - continued

Subsequent to the Merger Agreement, and the Merger, the following equity transactions were recorded by the Company:

-	In July 2010 CPHC contributed 2,460 shares of its common stock valued at $0.60 per share, or $1,476, towards the purchase of its equity investment in Akanas Therapeutics.

-
On August 4, 2010, CPHC closed upon a private placement of its shares of common stock pursuant to Regulation S of the Securities Act of 1933, as amended. A total of 1,000,000 shares were sold to non-U.S. investors at $0.60 per share. The net proceeds from the sale, after finder’s fee and estimated offering costs totaling $60,000, was $540,000, of which $450,000 was not received until after September 30, 2010 and were included in subscription receivable. The $60,000 finder’s fee and offering costs were recorded as commission payable as of September 30, 2010.

-	On August 17, 2010, the Company approved the issuance of 10,000 shares of common stock for services valued at $0.60 per share, or $6,000, to a SAB Board member.

-
During the quarter ended September 30, 2010, service providers earned 111,929 shares of the Company’s common stock that they had purchased and were being held in escrow until their release upon completion of required services.  These shares are valued at $0.60 per share, for a total of $66,971.  These shares were not released as of September 30, 2010.

In connection with the Merger Agreement, and the Merger, the shareholders of WWR prior to the Merger retained 1,478,559 shares of the Company.

On August 13, 2010 the Company approved the increase in the number of its authorized common shares from 25,000,000 shares to 100,000,000 shares.

Note 4 – Commitments

The Company currently leases office space at 1 Broadway-14th Floor, Cambridge, MA on a month-to-month basis. Included in the total deposit of $2,330 is a rent deposit of $790 with respect to the premises.

The Company has entered into an office lease at 20955 Pathfinder Road, Suite 100, Diamond Bar, CA as of September 29, 2010 for six months commencing October 4, 2010 and concluding April 3, 2011. Basic monthly charges are $1,239 per month. Included in the total deposit of $2,330 is a rent deposit of $1,540 with respect to the premises.

Note 5 - Subsequent Events

-
The Company on November 10, 2010, announced that it has entered into a Distribution Agreement (the “Distribution Agreement”) with Integrated Biometrics LLC (“IB”), a manufacturer of biometric identification equipment and IB Korea Ltd.  Pursuant to the Distribution Agreement, The Company, has obtained the exclusive rights to distribute certain of IB’s products (the “Products”), including, but not limited to, IB’s patented Light Emitting Sensor, a biometric fingerprint identification technology, to customers in the Pharmaceutical, Biotechnology, Healthcare, Lock Manufacturing and Safe Manufacturing Industries within the People’s Republic of China, Hong Kong, Taiwan and Macau and the nonexclusive rights to distribute the Products to customers in other industries within the People’s Republic of China, Hong Kong, Taiwan and Macau.

Pursuant to the Distribution Agreement, the Company may also obtain exclusive distribution rights to sell the Products to customers in any industry within the People’s Republic of China, Hong Kong, Taiwan and Macau if the Company purchases a certain amount of Products from IB during any 12-month period and shall maintain its exclusive rights if the Company maintains certain average monthly purchase amounts, which monthly purchase amounts shall be reviewed on a six-month basis.

The Effective Date of the Distribution Agreement was October 27, 2010, the date upon which the Company paid for its initial stocking order.   The initial term of the Distribution Agreement shall be 18 months, after which the Distribution Agreement shall automatically renew for one year terms unless certain notice is provided by either the Company or IB to the other party.  The Distribution Agreement may also be terminated by IB or the Company upon ninety days written notice to the other party.

-
On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to the Company.

-
The Company has evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued and have determined that there were no other reportable events to be disclosed

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP

The following is a discussion of China PharmaHub Corp. (“PharmaHub” or “CPHC”)’s financial condition and results of operations from inception (July 9, 2009) through September 30, 2010. The consolidated financial statements and notes to the consolidated financial statements should be considered when reviewing this discussion. This discussion includes forward-looking statements which, although based on assumptions that the management of PharmaHub considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements.  The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends will necessarily continue in the future.

Overview

We are a development stage biopharmaceutical company focusing on the identification, licensing, development and commercialization of pharmaceutical and healthcare products and technologies to address what Management believes are important unmet medical needs or which offer improved and cost-effective alternatives to current methods of treatment.  We have formed, and intend to form future, relationships with, and then act as an intermediary between, Chinese pharmaceutical companies and other pharmaceutical companies located worldwide with initial emphasis in the United States, and when Management determines we have sufficient resources, in Europe (with a goal of eventually becoming a global pharmaceutical “HUB”).

Since our inception in July 2009, we have formed strategic partnerships and entered into cooperation agreements with research institutes, a pharmaceutical company and governmental agencies in the PRC. In September 2009, we entered into an exclusive cooperation with the National Engineering Research Center for the Development of New Drugs, d/b/a Beijing Collab Pharma Co. Ltd. (“Exclusive Chinese Partner”), a quasi-state owned enterprise formed by the Ministry of Science and Technology of the People’s Republic of China. Pursuant to the terms of the Exclusive Cooperation Agreement, PharmaHub shall identify promising drug candidates in the United States and eventually Europe and assist the Exclusive Chinese Partner in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”) and the Exclusive Chinese Partner shall (1) identify promising drug candidates in the PRC for PharmaHub to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist PharmaHub in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs

In June 2010, PharmaHub formed Akanas Therapeutics, Inc. (“Akanas Therapeutics”) with Dr. David Weaver and Dr. Michael Rynkiewicz to further the research and development of a proprietary technology using atomic structure to rapidly and cost-effectively create humanized antibodies which retain high affinity and avoid immunogenicity.  We own 35% of Akanas Therapeutics and account for Akanas Therapeutics as an equity investment of PharmaHub.

In June, 2010, PharmaHub formed MediTherX, Inc. (“MediTherX”) with Dr. David Weaver and Dr. Michael Rynkiewicz to further the research, development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies.  We own 35% of MediTherX and account for MediTherX as an equity investment of PharmaHub.

In July 2010, PharmaHub formed a strategic partnership with the Sichuan Provincial government through the Sichuan Technology Exchange Center (the “STEC”), a subsidiary of the Sichuan Provincial Science & Technology Department, pursuant to which PharmaHub and the STEC shall identify and present to each other promising pharmaceutical technologies in the United States and the PRC, respectively, to promote technological exchange and transfer between China and the U.S.

In July 2010, PharmaHub entered into a cooperation agreement with Chengdu Yongkon Pharmacy Co. Ltd., a Chinese pharmaceutical company with an established sales network in China. (“Chengdu Yongkon”). Pursuant to the terms of the cooperation agreement, PharmaHub has been appointed by Chengdu Yongkon to be its agent to identify pharmaceutical products and medical devices in the U.S. and negotiate the terms to sell such products and devices within the PRC.

In August 2010, PharmaHub entered into an Exclusive Distribution Agreement with Mo-Sci Corp., to research, give PharmaHub the exclusive right to market and sell high precision radioactive glass spheres intended for the treatment of malignant tumors (the “Irradiated Microspheres”) in China, Hong Kong, Taiwan and Macau (collectively, the “Greater China Region”), Singapore, Malaysia, and Bangladesh.

In October 2010, we entered into an agreement with Integrated Biometrics, LLC (“IB”), effective October 27, 2010, to distribute IB’s patented Light Emitting Sensor (“LES”) biometric fingerprint scanner on an exclusive basis to certain industries in the PRC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Our goal is to maximize the value of existing intellectual properties and technologies of the companies with which we intend to enter into agreements, including, but not limited to, partnership or licensing agreements. Our business plan has two main prongs: (1) to initiate, conduct and fund costs related to preclinical & clinical studies in the People’s Republic (the “PRC”) of selected drugs which are being developed in the United States, and (2) to attempt to maximize the value of worldwide licensing rights, excluding the PRC, of preclinical & clinical drugs classified as early and late stage by the State Food and Drug Administration of the People’s Republic of China (the “China SFDA”).

Since inception we have focused upon organizing and staffing our company, inviting industry professionals and experts to join our advisory boards, negotiating in-licensing agreements with existing and potential partners, acquiring, developing and securing our proprietary technology, and understanding the preclinical trial and clinical trial results of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain approval from the China SFDA with respect to certain drug candidates currently undergoing development in the PRC.  Upon approval from the China SFDA, we intend to generate revenues by selling our pharmaceutical candidates within the PRC or licensing certain of the rights to the technology we acquire to third parties.  Until such time as we are able to generate product revenue, we intend to meet our capital requirements through loans or the private placement of our securities.

Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues, timing or other delays during the course of developing our currently licensed product candidates, which are currently being developed by our equity investments in Akanas Therapeutics and MediTherX, we do not anticipate receiving regulatory approval to market any such products until, at the earliest, 2015.

On August 13, 2010, CPHC announced that it closed with respect to a Merger Agreement dated as of July 28, 2010 (the “Merger Agreement” or the "Merger") entered into with World Wide Relics, Inc. (“WWR”), a Nevada corporation incorporated on January 18, 2005. CPHC, prior to entering into the Merger Agreement, acquired 77.18% of WWR’s issued and outstanding stock on June 17, 2010 from WWR’s largest shareholder, totaling 5,000,000 common shares of WWR for $275,250. Pursuant to the terms of the Merger Agreement, WWR then issued an aggregate of 15,258,983 WWR common shares to the shareholders and service providers of CPHC. In addition, from the 15,258,983 WWR common shares, 1,492,338 WWR common shares were issued to replace an equal number of shares of common stock of CPHC which were being held in escrow as of the date of the Merger with respect to certain CPHC services agreements. Upon issuance of these shares, these shareholders together with CPHC shareholders prior to the Merger, control approximately 91% of WWR’s issued and outstanding common shares of voting capital stock on a fully diluted basis, and therefore will effectively have control of WWR. Pursuant to the terms of the Merger Agreement, all of the property, rights, privileges, powers and franchises of CPHC have vested in WWR, all debts, liabilities and duties of CPHC have become the debts, liabilities and duties of WWR and the separate existence of CPHC, as a Nevada corporation, has ceased.

In connection with the Merger Agreement, WWR cancelled 5,000,000 shares of WWR’s common stock purchased by CPHC from WWR’s largest shareholder on June 21, 2010 in anticipation of the Merger Agreement, and then issued the aggregate of 15,258,983 shares of its common stock as described above.   The purchase of 5,000,000 shares of WWR prior to the Merger Agreement was a private transaction whereby WWR did not issue any shares, and will not receive any of the proceeds. In addition, subsequent to the Merger Agreement, WWR’s former Secretary, Principal Accounting Officer and one of its former directors was assigned all of the assets owned by WWR immediately prior to the execution of the Merger Agreement and has assumed all of the liabilities of WWR immediately prior to the execution of the Merger Agreement.

The effect of the Merger is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Merger the financial statements presented are those of a combined CPHC and its subsidiaries, as if the Merger Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Merger Agreement, CPHC and their shareholders have effective control of WWR, even though WWR has acquired CPHC. For accounting purposes, CPHC will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of WWR, i.e., a capital transaction involving the issuance of shares by WWR for the shares of CPHC. Accordingly, the combined assets, liabilities and results of operations of CPHC, and its subsidiaries, became the historical financial statements of WWR at the closing of the Merger Agreement, and WWR assets, liabilities and results of operations have been consolidated with those of CPHC commencing as of August 23, 2010, the date Articles of Merger were filed with the Nevada Secretary of State. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

On August 23, 2010, World Wide Relics, Inc. formally changed its name to China PharmaHub Corp.

Description of Selected Income Statement Items

Revenue and cost of revenue.  We have not generated any revenue from licensing, milestone or products sales through September 30, 2010. We do not expect to generate or produce revenues within the next 24 months but may  license the rights with respect to one or more of our drug product candidates to third parties during that timeframe. If successful, we would anticipate revenues from such a transaction.  Further, we will continue executing our business plan by licensing the rights to market and distribute market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate revenues. None of our existing pharmaceutical products are expected to be commercially available until 2015 at the earliest, if at all.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  As of the date hereof, none of our executives is receiving cash compensation. We issue shares to certain key management members on a quarterly basis based upon service agreements between PharmaHub and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. For the three and nine months ended September 30, 2010, we incurred $55,177 and $83,314, respectively, in general and administrative expenses.  From inception (July 9, 2009) through September 30, 2009 and from inception (July 9, 2009) through September 30, 2010, we have incurred a total of $0 and $101,586, respectively, in general and administrative expenses.

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. For the three and nine months ended September 30, 2010, we incurred $104,561 and $314,744, respectively, in professional fees.  From inception (July 9, 2009) through September 30, 2009 and from inception (July 9, 2009) through September 30, 2010, we have incurred a total of $68 and $398,058, respectively, in professional fees.

Net loss.  For the three and nine months ended September 30, 2010, we incurred a total net loss of $183,905 and $422,225, respectively.  From inception (July 9, 2009) through September 30, 2009 and from inception (July 9, 2009) through September 30, 2010, we have incurred a total net loss of $68 and $448,796, respectively.  Net loss is the combination of general and administrative expenses, professional fees and interest income.

Analysis of Cash Flow

Net cash used in operating activities.  We have not generated any cash from operating activities.  Cash flow used in operating activities amounted to $39,135 for the nine months ended September 30, 2010.  Cash flow used in operating activities amounted to $55,004 from inception (July 9, 2009) through September 30, 2010.

Net cash provided by financing activities. Cash flow provided by financing activities amounted to $519,954 from inception (July 9, 2009) through September 30, 2010. From inception (July 9, 2009) through September 30, 2010, we have received $792,395 in net proceeds from sales of our common stock.  Cash flow generated by financing activities consisted of proceeds from our founders’ investment into the Company at incorporation, proceeds from our Rule 506 Private Placement Offering which commenced during January 2010 and partial proceeds from our Regulation S Private Offering in August, 2010.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 9, 2009) through September 30, 2010, we have incurred an aggregate net loss of $448,796 as a result of the expenses described above.

As of September 30, 2010, we had working capital of $295,196 and cash and cash equivalents of approximately $397,267. We have financed our operations primarily through the sale of our stock, and to a much lesser extent, through the issuance of our common stock to service providers.  Cash on hand results primarily from previous financing activities and proceeds from our Rule 506 and Regulation S private placements of common stock.

Financing

As of September 30, 2010, we have raised gross proceeds of $1,366,812 through the sale of 2,278,019 shares of common stock at the offering price of $0.60 per share of which $450,000 was not received until after September 30, 2010 and were included in subscription receivable and with respect to which $60,000 of finder’s fees and offering costs have been recorded as commission payable as of September 30, 2010. 1,278,019 of these shares were sold pursuant to our Rule 506 private placement and 1,000,000 shares were sold pursuant to our Regulation S offering.

License Agreement and Development Agreement Obligations

Pursuant to the terms of the Definitive Agreement by and among PharmaHub, Dr. Weaver and Dr. Rynkiewicz, PharmaHub has agreed to advance up to an aggregate of $230,000 over the next four years to Akanas Therapeutics, MediTherX and other subsidiaries which may be incorporated by PharmaHub in furtherance of the objectives of the Definitive Agreement (the “Advances”).  The Advances shall be funded from the cash which we have received from the sales of our common stock via private placements and used to fund the reasonably necessary expenses incurred by Akanas Therapeutics, MediTherX and such other subsidiaries with respect to ongoing general and administrative expenses, corporate legal fees, intellectual property legal fees, tax liabilities, and research and development.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including, but not limited to, our planned potential advancement into the development of Akanas Technologies and our marketing and branding initiatives.

Based upon our working capital as of September 30, 2010, the proceeds of our equity financing in March 2010 and August 2010 and our projection of spending needs during 2010, which spending needs include general administrative expenses, advances of up to an aggregate of $230,000 to Akanas Therapeutics, Inc., MediTherX, Inc., or other subsidiaries which we may incorporate, and initiating the sales of IB products pursuant to the terms of the Distribution Agreement dated as of October 19, 2010, we believe that we have sufficient capital resources to meet our operating needs through the third quarter of 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

We have based our estimates upon assumptions which may prove to be incorrect. The extent of our available resources and the actual amount of funds which we will require are subject to many factors, some of which might be beyond our control. These factors include the following:

●	Costs to acquire and maintain intellectual properties;
●	the progress of our research activities and our ability to find equity partners to jointly conduct such research;
●	the number and scope of our research programs and other commercialization projects;
●	our ability to achieve our milestones under any licensing arrangements; and
●	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights;

Potential sources of additional liquidity include strategic relationships, licensing of the rights with respect to certain of our products to third parties and public or private sales of equity or debt. We may seek to access the public or private equity markets again when and if conditions are favorable to our long-term capital requirements. It is uncertain whether additional financing will be available upon terms which will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly delay certain activities or limit our operations and our business, financial condition and our results of operations would be materially harmed.

 Off-Balance Sheet Arrangements

We do not have any outstanding off-balance sheet arrangements and has not entered into any transactions that are established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this quarterly report upon Form 10-Q. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

EXECUTIVE COMPENSATION

In view of the fact that we are a development stage Company which was formed in July, 2009, as of our fiscal year ended December 31, 2009 and as of September 30, 2010, we have not yet paid any cash compensation to any of our officers and directors.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 15, 2010, we entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which we have reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents set forth below; shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property, including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; shall form joint venture entities with Drs. Weaver and Rynkiewicz of which we shall initially own 35% and to which Drs. Weaver and Rynkiewicz have assigned their rights with respect to certain patents. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, pursuant to the terms of the Definitive Agreement, we incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”).  Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz own the remaining 65% of Akanas Therapeutics and have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics.

Pursuant to the terms of the Definitive Agreement, we also incorporated MediTherX, Inc. (“MediTherX”) with Dr. Weaver and Dr. Rynkiewicz on June 30, 2010 in the State of Nevada. We own 35% of MediTherX.  MediTherX will focus upon the development and commercialization of its proprietary Epidermal Growth Factor Receptor (“EGFR”) human antibodies aimed to replace ImClone Systems Incorporated’s $2.5 billion blockbuster monoclonal antibody ERBITUX®.  MediTherX licenses its technologies from Akanas Therapeutics, Inc. Management believes that MediTherX’s proprietary EGFR humanized antibodies have the potential to be superior in clinical trials, with lower immunogenicity and reduced side effects as compared to ERBITUX®.  The initial research and development with respect to MediTherX’s proprietary EGFR humanized antibodies was conducted at Beijing Biotechnology Institute in the People’s Republic of China (the “PRC”). Management plans to continue working with Beijing Biotechnology Institute and also seek additional partners in the PRC to further its R&D and file Investigational New Drug Discovery (“IND”) in China.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

On June 17, 2010, PharmaHub completed the purchase of 5,000,000 shares of common stock of World Wide Relics, Inc (“WWR”), representing 77.18% of the total issued and outstanding shares of WWR, effecting a change of control of WWR.  PharmaHub paid $275,250 as the purchase price for the shares, which funds were previously remitted to the Seller in March 2010 as a deposit. The two directors of PharmaHub were appointed as the directors and executive officers of WWR while all of the former directors and officers of WWR resigned simultaneously.

On August 13, 2010, PharmaHub announced that it closed with respect to a Merger Agreement dated as of July 28, 2010 (the “Agreement”) entered into with WWR.  Pursuant to the terms of the Agreement, PharmaHub merged with and into WWR with all of the property, rights, privileges, powers and franchises of PharmaHub vesting in WWR, all debts, liabilities and duties of PharmaHub becoming the debts, liabilities and duties of WWR and the separate existence of PharmaHub has ceased (the “Merger”).  Subsequent to the Merger, on August 23, 2010, World Wide Relics, Inc. formally changed its name to China PharmaHub Corp.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the nine months ended September 30, 2010.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth information relating to all previous sales of our common stock, which sales were not registered pursuant to the Securities Act.

Mr. Richard Lui, Ms. Amy Wang, Ms. Monica Ding and Mr. Rui Lin Ding were issued 3,500,000, 2,500,000, 3,000,000 and 3,000,000 shares, respectively, of restricted common stock as founders shares as of August 10, 2009.

During the period from January 29, 2010 through September 15, 2010, we sold an aggregate of 1,278,019 shares to 23 investors in exchange for net proceeds of $682,195 in cash pursuant to Rule 506 of Regulation D, promulgated under the Securities Exchange Act of 1934, as amended. There have been no sales of our securities subsequent to September 15, 2010.

The sale of all shares were to “accredited investors” as defined in Rule 501 of Regulation D, promulgated under the Securities Exchange Act of 1934, as amended, pursuant to Rule 506 of Regulation D and are therefore exempt from registration under the Securities Act of 1933 pursuant to Regulation D.  Accordingly, the sale of the shares set forth above was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

All purchasers represented in writing that they acquired the securities for their own accounts.  A legend was placed on the stock certificates stating that the securities have not been registered pursuant to the Securities Act and cannot be sold or otherwise transferred without an effective registration or an opinion from counsel for the Company that registration was not required.

In August, 2010, we sold an aggregate of 1,000,000 shares to two investors in exchange for an aggregate $600,000 in cash pursuant to Regulation S, promulgated under the Securities Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

All purchasers represented in writing that they were not “U.S. Persons” as defined by Regulation S, were not acquiring the Shares for the account or benefit of a U.S. Person and that the transaction was an offshore transaction within the meaning of Regulation S.  A legend was placed on the stock certificates stating that the securities have not been registered pursuant to the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may be sold in accordance with the exemption provided by Regulation S, promulgated under the Securities Act.

As of September 30, 2010, an aggregate of 1,720,855 shares have been issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as consideration to Roger Xie, Eric Zhang, Aubrye Harris-Foote and Pharma Corporate Strategies LLC for services rendered.  Of these shares, 231,543 shares have been released pursuant to the terms of the services agreements between the Company and Roger Xie, Eric Zhang, Aubrye Harris-Foote and Pharma Corporate Strategies LLC, respectively, and are currently outstanding.  We have not, nor has any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising.

We have never utilized an underwriter for an offering of our securities, and there were no underwriting discounts or commissions involved. Hart Capital Management, LLC (“Hart”) has introduced us to the investors to our Regulation D offering in return for a finder’s fee of 10%.  Other than introducing us to our Regulation D investors, Hart has had no other involvement with respect to the sale of our securities to the Regulation D investors set forth above.   Other than as described above, we have not issued or sold any other securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 2010, our then majority shareholder, owning 5,000,000 shares of our common stock, representing 77.18% of our issued and outstanding shares of common stock, approved the merger of PharmaHub and WWR pursuant to the terms of the Merger Agreement dated as of July 28, 2010, between WWR and PharmaHub.

On August 13, 2010, subsequent to the consummation of the merger with PharmaHub, four of our shareholders, owning an aggregate of 12,000,000 shares of our common stock, representing 78.71% of our issued and outstanding shares of common stock, approved (A) our change of name from “World Wide Relics, Inc.” to “China PharmaHub Corp.” (B) the change of our registered agent to “State Agent and Transfer Syndicate, Inc.” and (C) the increase of our authorized shares of common stock by 75,000,000 shares to 100,000,000 shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

Exhibit 3.1	Amendment to Certificate of Incorporation*
Exhibit 3.2	By-Laws**
Exhibit 10.1	Cooperation Agreement between China PharmaHub Corp. and Chengdu Yongkon Pharmacy Co., Ltd. dated July 1, 2010***
Exhibit 10.2	Cooperation Agreement between China PharmaHub Corp. and the Sichuan Technical Exchange Center dated July 1, 2010*
Exhibit 10.3	Distribution Agreement between China PharmaHub Corp. and Mo-Sci Corp. dated as of August 26, 2010***†
Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

** Filed with the Company’s Material Report on Form 8-K, initially filed with the Securities and Exchange Commission on August 16, 2010 and incorporated herein by reference.

*** To be filed with the Company’s First Amendment to its Material Report on Form 8-K/A, initially filed with the Securities and Exchange Commission on August 16, 2010.

†      Confidential Treatment to be requested.

(B) Reports on Form 8-K

1	Filed Form 8-K on August 3, 2010, in which the Company announced that it had entered into a Merger Agreement with China PharmaHub Corp. dated as of July 28, 2010
2
Filed Form 8-K on August 16, 2010, in which the Company announced that it had closed with respect to the merger of China PharmaHub with and into the Company pursuant to the Merger Agreement dated as of July 28, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMAHUB CORP.
(Registrant)

Date: November 22, 2010	By:	/s/ Richard Lui
Richard Lui
Title: President and Chief Executive Officer