Form 10-K
period 2010-12-31
China PharmaHub Corp.
filed 2011-04-15
CIK 1462109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 333-123611

CHINA PHARMAHUB CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2208821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20955 Pathfinder Road, Suite 100
Diamond Bar, California 91765
Telephone: (909) 843-6388

(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐   No ☒

The Registrant has 17,766,098 shares of Common stock, par value $0.001 per share issued and outstanding as of March 31, 2011.

INDEX TO ANNUAL REPORT
ON FORM 10-K

PART  I

ITEM 1.  BUSINESS

History and Development (Organization within Last 5 Years)

China PharmaHub Corp, formerly known as World Wide Relics, Inc. (“WWR”), was formed as a Nevada corporation on January 18, 2005.  WWR was a development stage corporation formed to market a unique line of historical costumes and reenactment clothing lines through its website with the registered domain name of WorldWideRelics.Com.  Until the consummation of the Merger, WWR marketed a range of historical uniforms known as “Britain in the 1930’s” and sold these items to the growing market of worldwide enthusiasts and collectors through its internet platform and on eBay Inc.  Prior to the Merger, WWR intended to market a new range of products to the American Civil War reenactment market by marketing a range of high quality uniforms for both the Union and Confederate Civil War reenactor.  This range included both uniforms as well as accoutrements such as boots, belts, and back packs produced to what former management believed to be a  museum quality standard.  The final sales entry point was intended to be the marketing of the Civil War memorabilia to the domestic consumer, while still making available to consumers both British and German uniforms from both the world wars to satisfy the demand from the growing reenactment groups worldwide.

On January 17, 2007, WWR was acquired by Classic Costume Corporation, Inc. (“CCUC”), a Delaware corporation formed on December 29, 2006, of which WWR became a wholly owned subsidiary.  During June 2007, CCUC raised $30,150 in a public offering of shares.

Separation from CCUC

On February 5, 2009, CCUC’s Board of Directors determined to spin-off WWR, its wholly owned subsidiary, to its shareholders of record as of November 1, 2008 (the “Record Date”), ratifying a prior October, 2008 board resolution to the same effect.  CCUC decided to pursue a different line of business, specifically the sale and conversion of “stretch vehicles” including Lincoln Town Car, Hummer, Chrysler 300, and similar full size vehicles.  CCUC shareholders as of the Record Date received one share of WWR for each two shares held in CCUC on the Record Date.  Costs were allocated between CCUC and WWR on the basis of specific identification.

Due to the fact that the remaining assets of CCUC were transferred to WWR in connection with the distribution, the Distribution was reported for accounting purposes as a “reverse spin-off” under generally accepted accounting principles.  The spin-off was treated as a reverse spin-off for financial statement purposes because substantially all of CCUC’s assets and operations were held by WWR after the spin-off.  Accordingly, the spin-off has been reflected, for financial statement presentation, as if WWR were a new company consisting of its historical operations.

Merger with PharmaHub

On August 13, 2010, WWR announced that it closed with respect to a Merger Agreement dated as of July 28, 2010 (the “Merger Agreement”) entered into with China PharmaHub Corp., a Nevada corporation (“PharmaHub”).  PharmaHub closed with respect to its purchase of 5,000,000 shares, 77.18% of WWR’s issued and outstanding stock on June 17, 2010, as disclosed in a Form 8-K filed on June 21, 2010. Pursuant to the terms of the Merger Agreement, WWR issued an aggregate of 15,258,983 shares to the shareholders of PharmaHub, of which 1,492,338 shares were issued to replace an equal number of shares of common stock of PharmaHub which were being held in escrow as of the date of the Merger with respect to certain PharmaHub services agreements. The aggregate of 15,258,983  shares represented more than ninety one (91%) percent of WWR’s issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of PharmaHub effectively had control of WWR upon consummation of the Merger. Pursuant to the terms of the Agreement, all of the property, rights, privileges, powers and franchises of PharmaHub vested in WWR, all debts, liabilities and duties of PharmaHub became the debts, liabilities and duties of WWR and the separate existence of PharmaHub, as a Nevada corporation, has ceased (the “Merger”).

In connection with the Merger, WWR cancelled the 5,000,000 shares of WWR common stock purchased by CPHC on June 21, 2010 and issued an aggregate of 15,258,983 shares of its common stock as described above.  In addition, E. Todd Owens, WWR’s former Secretary, Principal Accounting Officer and one of its former directors was assigned all of the assets owned by WWR immediately prior to the execution of the Agreement and assumed all of the liabilities of WWR immediately prior to the execution of the Agreement.

Subsequent to the Merger, on August 23, 2010, WWR filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State to change its name to “China PharmaHub Corp.” ("We", "Us", "Our”, the "Company" or “PharmaHub”).

The Merger Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants. This brief discussion with respect to the Merger Agreement is qualified by reference to the provisions of the Merger Agreement which is attached as Exhibit 2.1 to WWR’s Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 3, 2010.  A revised copy of the Merger Agreement reflecting the corrected number of shares issued by WWR has previously been filed as Exhibit 10.1 to this Amendment No. 1 to the Company’s Form 8-K, initially filed with the SEC on August 16, 2010 and its amendment filed on April 06, 2011.

ITEM 1.  BUSINESS - continued

China PharmaHub Corp.

China PharmaHub Corp. ("PharmaHub") was incorporated on July 9, 2009 under the laws of the state of Nevada. Since its inception, PharmaHub has been engaged in the business of acquiring and/or licensing, developing and commercializing innovative products for the treatment of a variety of human diseases with a focus on offering improved, cost-effective alternatives to current methods of treatment or enabling the discovery, research and development of new medicines, as well as other healthcare related products.

Our focus is on pharmaceutical, biotechnology and other healthcare related products including, but not limited to, medicines, medical remedies, therapies, medical equipment, and biometric products (“Pharma-products”) developed in the U.S., which have not yet entered, or have limited representation in the Asian Pacific Region.  Subsequently, when Management determines we have sufficient resources, we also intend to consider Pharma-products being developed in Europe.  Our projects include both ready-to-market products and Pharma-products under development, which Management believes have the potential to benefit from additional research and development in the People’s Republic of China (the “PRC” or “China”), Hong Kong, Macau and Taiwan (collectively, the “Greater China Region”). We also plan to identify novel drug candidates originating in China by licensing the rights to market such products in the rest of the world, excluding China.

Since inception, PharmaHub has identified and acquired rights to several Pharma-products and healthcare related products by entering into joint ventures and distribution agreements (listed in chronological order below), including those in the field of humanized antibody platform, microspheres treating malignant tumor, biometric fingerprint devices and teeth whitening products.

In the commercialization or further development of products we acquire, our business model is centered on establishing alliances and partnerships that advance our capacity to access research facilities to develop the acquired technology and/or access consumers for the products which we plan to commercialize. In executing this business model, we have entered into agreements with research institutes, pharmaceutical companies and government agencies, such as the PRC National Engineering Research Center for the Development of New Drugs (“NERC”), Sichuan Technical Exchange Center (“STEC”), Chengdu Yongkon, Guangzhou Xiangxue and several other pharmaceutical companies as listed below in chronological order.

On September 15, 2009, PharmaHub entered into an Exclusive Business Cooperation Agreement (the “Exclusive Cooperation Agreement”) with the PRC National Engineering Research Center for the Development of New Drugs (“NERC”), an establishment under the PRC Ministry of Science, which is supervised by the Institute of Materia Medica and the Chinese Academy of Medical Sciences.  Pursuant to the terms of the Exclusive Cooperation Agreement, PharmaHub shall identify drug candidates in the United States and, when Management believes PharmaHub has sufficient resources, Europe, and assist the NERC in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”). The NERC shall (1) identify drug candidates in the PRC for PharmaHub to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist PharmaHub in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

On January 8, 2010, PharmaHub commenced a Private Placement Offering pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, seeking to raise a maximum of $1,200,000 at $0.60 per share of common stock pursuant to which PharmaHub sold an aggregate of 1,278,019 shares to 23 investors in exchange for an aggregate $766,812.  Additional information with respect to PharmaHub’s Rule 506 Private Placement Offering is discussed below in the section entitled “Recent Sales of Unregistered Securities” commencing on page 40 of this Amended Form 8-K.

On June 15, 2010, PharmaHub entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which PharmaHub shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; form joint venture entities with Drs. Weaver and Rynkiewicz of which PharmaHub shall own 35% of any joint venture entities formed. As to one of these joint ventures, Akanas Therapeutics, Inc., Drs. Weaver and Rynkiewicz have assigned their rights with respect to the patents discussed in the section entitled “Intellectual Property” commencing on page 10 of this Form 10-K.  We have also reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing these patents. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, PharmaHub incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology.  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz jointly own the remaining 65% of Akanas Therapeutics and have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics.

On June 30, 2010, PharmaHub incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Institute of Biotechnology (“BIB”).  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65% of MediTherX.

ITEM 1.  BUSINESS - continued

On July 1, 2010, PharmaHub entered into a Cooperation Agreement to form a strategic partnership with Chengdu Yongkon Pharmacy Co., Ltd. (“Chengdu Yongkon”), pursuant to which PharmaHub shall identify pharmaceutical products and medical devices produced by third parties in regions outside of the PRC and negotiate with such third parties the terms to sell such products and devices in the PRC through Chengdu Yongkon’s established distribution channels, upon terms which shall be mutually agreed upon between PharmaHub and Chengdu Yongkon on a project by project basis. The term of this agreement is two (2) years expiring as of July 1, 2012.

On July 1, 2010, PharmaHub entered into a Cooperation Agreement to form a strategic partnership with the Sichuan Provincial government through the Sichuan Technical Exchange Center (“STEC”), a subsidiary of the Sichuan Provincial Science & Technology Department, focusing upon the bio-pharmaceutical and medical device industries to promote technological exchange and transfer between the PRC and the U.S. The parties agreed to hold a technology transfer and matchmaking conference focused on bio-medicine, bio-pharmaceutical and medical devices every six months in Chengdu, PRC.  Pursuant to the Agreement, PharmaHub agreed to introduce over thirty (30) technical projects in bio-pharmaceutical and medical devices and STEC agreed to organize over sixty (60) companies to participate in matchmaking.  PharmaHub and STEC agreed in principle to share equally any intermediary service fees resulting from the projects and to enter into a separate project-specific agreement for each occurrence.  The term of this agreement is five (5) years expiring on June 30, 2015.

On August 17, 2010, we entered into an Exclusive Distributor Agreement with MO-SCI Corp., pursuant to which we have obtained the exclusive rights to market and sell in the Greater China Region, Singapore, Malaysia, and Bangladesh, high precision glass spheres. The term of this agreement is five (5) years expiring on August 17, 2015.

On August 19, 2010, we incorporated True Value Capital, Inc., a Nevada corporation, as a wholly owned subsidiary.

On October 11, 2010, we entered into a Distribution Agreement with Integrated Biometrics, LLC (“Integrated Biometrics”), effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries. The term of this agreement is eighteen (18) months expiring on April 11, 2012.

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render to us investor relations services. We shall pay Stern for its services a cash fee of $10,000 per month.   We may terminate Stern’s engagement at any time upon sixty (60) days’ prior written notice after May 31, 2011.

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”), pursuant to which we were appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays.  The term of this agreement is four (4) years expiring on December 31, 2014; provided however, said agreement may be extended for one or more terms of three (3) years each following the date upon which the Agreement is scheduled to terminate provided:

(1)
During the period beginning nine months, and ending six months, prior to the scheduled date of termination of such Agreement, PharmaHub gives Illumibrite notice of its intention to so extend the term of such Agreement, and,

(2)	Illumibrite, during the three-month period following its receipt of the notice described in clause (i) above, gives notice to PharmaHub of its intention to so extend the term of this Agreement.

 In December 2010, we entered into Cooperation Agreements separately with Guangzhou Baidi Biotechnology Co., Ltd., Chengdu Yunke Pharmaceutical Co., Ltd., and Xiangxue Pharmaceutical Co., Ltd. and a Letter of Intent with Chengdu Gaotong Isotope Co., Ltd. Pursuant to the terms of these Cooperation Agreements, these pharmaceutical companies will evaluate our current product candidates.  In addition, we have been appointed by each of these three pharmaceutical companies to be their appointed agent to identify pharmaceutical products and medical devices in the U.S. and negotiate the terms to sell such products and devices within the PRC. We intend to negotiate and enter into project specific agreements for specific product candidates.

On January 5, 2011, we incorporated CPC NuLife, Inc. in the State of Nevada, of which we own 92%, to focus on the development and commercialization of irradiated high precision micron-sized glass spheres device treating malignant tumors (“NuLife”).

On March 7, 2011, we formed Universal Blood Technology, Inc. in the State of Nevada, of which we own 90%, to focus on the development and commercialization of a universal donor blood product (“Universal Blood”), as discussed below.

On March 15, 2011, we entered into an exclusive worldwide license agreement with the University of California, to develop, commercialize, and market a universal donor blood product.

Our corporate headquarters are located in Los Angeles and Boston. These addresses are as follows:

(1)	20955 Pathfinder Road, Suite 100, Diamond Bar, CA 91765
(2)	1 Broadway-14th Floor, Cambridge, MA 02142

We currently maintain a web site at http://www.chnpharmahub.com.

ITEM 1.  BUSINESS - continued

Our Business

China PharmaHub Corp. (“PharmaHub”)  is a development stage company engaged in the business of acquiring and/or licensing, developing and commercializing innovative biotechnological and other healthcare related products.  PharmaHub focuses upon investing in, or licensing, the rights with respect to regions where such products currently have minimal presence. PharmaHub aims to identify and commercialize pharmaceutical, biotechnology and related technologies which address important unmet medical needs, offer improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines. We also plan to identify and add value to novel drug candidates originating in China by licensing worldwide rights, excluding China, with respect to such products for commercialization in the rest of the world.

In furtherance of our goals, to date we have entered into agreements with respect to the development and commercialization of the following product lines: humanization of antibody drug candidates, irradiated microspheres, biometric fingerprint scanners and teeth whitening products.

As of March 21, 2010, we have two full-time employees and have entered into services agreements with 17 individuals and entities, of which 12 are members of our advisory boards and 4 had their terms expire.  We are currently engaged in discussions with respect to renewal with certain of the advisory board members.  Extension letters are being reviewed and are expected to be accepted and signed in the near future.  In addition, we engage independent contractors in China for professional services on a per project basis.

Our Business Strategy

PharmaHub’s goal is to acquire the rights to develop, commercialize, market and sell pharmaceutical, biotechnology and related products which Management believes address important unmet medical needs, offer improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines.  Our strategy is to form relationships with, and then act as an intermediary between, Chinese research institutes and pharmaceutical companies in China and other pharmaceutical companies located worldwide with initial emphasis in the United States, and when Management determines we have sufficient resources, in Europe (with a goal of eventually becoming a global pharmaceutical “HUB”). We have developed relationships with the following strategic partners:

•
PRC National Engineering Research Center for the Development of New Drugs (“NERC”). The PRC National Engineering Research Center for the Development of New Drugs was founded in 1996 by the National Department of Science and Technology of China to research and develop new medicines.  In 2002, it was incorporated as Beijing Collab Pharma Co. Ltd and is currently supervised by the Institute of Materia Medica, Chinese Academy of Medical Sciences, which is also a shareholder of Beijing Collab Pharma Co. Ltd.

•
Sichuan Science and Technology Transfer Center (“STEC”).  STEC is a subsidiary of the Sichuan Provincial Science & Technology Department, a governmental agency.  The Sichuan Technical Exchange Center is a major professional institution under the Sichuan Provincial Government which is tasked with carrying out international technological exchange and transfer projects in the Sichuan province.

•
Chengdu Yongkon Pharmacy (“Chengdu Yongkon”).  Chengdu Yongkon is a pharmaceutical company based in Sichuan, China, with an established 2,600 hospitals distribution network in China.  Chengdu Yongkon is an established and Good Manufacturing Practices (“GMP”) certified pharmaceutical company which identifies, develops, manufactures, sells and distributes Chinese traditional medicine, biopharmaceuticals and medical equipment with a focus upon antiviral drugs, bio-engineering drugs and anticancer drugs.  Chengdu Yongkon manufactures and sells over 90 GMP approved drugs in China. Chengdu Yongkon has a marketing force of over 400 sales personnel in 34 sales offices in over 31 provinces and cities in China including, but not limited to, Beijing, Tianjin, Shanghai and Chongqing.

•
Chengdu Gaotong Isotope Co., Ltd. (“Gaotong”). Gaotong is a pharmaceutical company based in Sichuan, China, established by the Nuclear Power Institute of China in 2002. Gaotong is an established radioisotope and nuclear medicine manufacturer, engaged in R&D, production, marketing, sales transportation and import/export of radiopharmaceuticals. Gaotong was instrumental and first to launch a Gel-type Technetium-99m Generator and several unique radiopharmaceuticals in China, such as Iodine-131 by dry distillation, Cobalt-60 Teletherapy Source, Cobalt-60 Industrial Irradiation Source and Cobalt-60 Gamma Knife Therapy Source. Gaotong is capable to produce over 30 species of radiopharmaceuticals and an established distribution network to 600 hospitals that provide radioactive treatments in China.

ITEM 1.  BUSINESS - continued

•
Chengdu Yunke Pharmaceutical Company (“Yunke”). Yunke is a Good Manufacturing Practice (“GMP”) certified pharmaceutical company based in Sichuan, China, specializing in research, production, sales and technical services of radioactive pharmaceutical products.  Yunke focuses in organic synthesis, analysis, biological, radiological and other laboratory chemicals. Yunke has successfully developed a diagnostic kit of 9 radioimmunoassay, and in vivo imaging in the diagnostics and treatment of rheumatoid arthritis innovative drugs technetium [99Tc] methylene diphosphonate injection.

•
Guangzhou Baidi Bio-technology Co., Ltd. (“Baidi”).  Baidi is a biomedicine company based in Guangzhou, China, and is a subsidiary of Guangzhou Pharmaceutical Co., Ltd., a public company listed on Hong Kong and Shanghai Stock Exchanges. Baidi is engaged in the research and development, production and distribution of biomedical vaccines, gene-engineering-based medicines and supporting materials used for gene engineering. Baidi operates two GMP standard facilities, capable with gene expression, animal tissue and cell culture, protein purification, gene transfer, fermentation engineering, single antibody clone and a variety of other R&D activities.

•
Xiangxue Pharmaceutical Co. (“Xiangxue”). Xiangxue is a pharmaceutical company based in Guangzhou, China, publicly listed on the Shenzhen Stock Exchange. Xiangxue focuses on the production and development of traditional Chinese medicines, biomedical materials, polymer medical devices and the standardization of medicinal plantation.

PharmaHub intends to work closely with its strategic partners to further the development or commercialization of its products. PharmaHub will continue seeking other pharmaceutical companies, research institutes and government agencies with which to form additional strategic partnerships.  The extent of the participation of PharmaHub’s existing and future strategic partners with respect to the registration or development of the products which PharmaHub licenses will be negotiated on a project by project basis.

For products which we license the rights to develop, market and sell, we intend to:

•
obtain regulatory approval for our product / product candidates. We intend to submit the required registration documents to the Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) in 2011 and State Food and Drug Administration (“SFDA”) of the PRC upon either EMA or FDA approval, with respect to the marketing and sale of the irradiated microsphere treatments to patients in 2013.  Upon FDA or EMA approval for conducting clinical trials, we intend to initiate clinical trials for treating unresectable liver cancer ;

•
build a sales network targeting hospitals.  We plan to initially market the irradiated microsphere, the teeth whitening system and other products through the sales network of our strategic partners. In addition, we plan to seek additional strategic partners with existing sales networks of various hospitals in China; and

•
pursue additional applications and commercial opportunities for current and future product candidates.  We will seek to maximize the value of our current and any other product candidates, which we may in-license, acquire or develop. These activities may include pursuing additional applications and commercial opportunities and any other product candidates which we may acquire.

Product Candidates

Humanized Antibody Platform

On June 15, 2010, PharmaHub entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) to license and develop the patent applications initially filed by Drs. Weaver and Rynkiewicz with the United States Patent and Trademark Office including the patent application entitled “Methods for Humanizing Antibodies and Humanized Antibodies Made Thereby” (the “Antibody Patent”). The development and commercialization of drug candidates derived from the technology covered by the Antibody Patent will be conducted entirely through joint ventures set up by PharmaHub, Dr. Weaver and Dr. Rynkiewicz initially consisting of Akanas Therapeutics and MediTherX.

Akanas Therapeutics, Inc, ("Akanas Therapeutics") was incorporated on June 15, 2010 in the State of Nevada with its principal place of business in Cambridge, Massachusetts. PharmaHub owns 35% of Akanas Therapeutics.

ITEM 1.  BUSINESS - continued

Pursuant to the Definitive Agreement, Drs. Weaver and Rynkiewicz have assigned the Antibody Patent to Akanas Therapeutics, which will eventually license the Antibody Patent to joint venture entities to be formed by PharmaHub.

Akanas Therapeutics is co-managed by the management of PharmaHub and Drs. Weaver and Rynkiewicz.  Richard Lui, our President, Chief Executive Officer and Chairman and Monica Ding, our Chief Financial Officer, Secretary and a Director, are two of the four members of the board of directors of Akanas Therapeutics.

Akanas Therapeutics intends to engage in the research and development of new humanized antibody drug candidates either by modifying existing antibody drugs on the market into human antibodies that retain high affinity and avoid immunogenicity or by working on other known drug targets suitable for antibody treatment, with a focus upon oncology and autoimmune disease. PharmaHub also incorporated MediTherX, Inc. (“MediTherX”) with Dr. Weaver and Dr. Rynkiewicz on June 30, 2010 in the State of Nevada. PharmaHub owns 35% of MediTherX.  Richard Lui, our President, Chief Executive Officer and Chairman and Monica Ding, our Chief Financial Officer, Secretary and a Director, are two of the four members of the board of directors of MediTherX.  MediTherX will focus upon the development and commercialization of its proprietary Epidermal Growth Factor Receptor (“EGFR”) humanized antibodies.  MediTherX licenses its technologies from Akanas Therapeutics, Inc. Management believes that MediTherX’s proprietary EGFR humanized antibodies have the potential to be superior in clinical trials, with lower immunogenicity and reduced side effects as compared to ERBITUX®.

The initial research and development with respect to MediTherX’s proprietary EGFR humanized antibodies was conducted at the Beijing Institute of Biotechnology (“BIB”), pursuant to a joint development program (the “Joint Development Program”).  Under the Joint Development Program, Drs. Weaver and Rynkiewicz contributed knowledge and the humanized antibody technology.  BIB conducted preclinical tests for MediTherX’s initial drug candidates. Accordingly, two scientists from BIB are co-inventors of the antibody compositions derived from the Joint Development Program. MediTherX currently has a verbal agreement to share a portion of the right to market and sell this product in China with BIB as consideration for the research and development efforts which BIB has and continues to contribute.

Management plans to continue working with BIB and also seek additional partners in the PRC to further its research and development and file Investigational New Drug Discovery (“IND”) in China with respect to the products being developed by MediTherX.

PharmaHub shall advance up to an aggregate $230,000 over the next four years to Akanas, MediTherX and other PharmaHub subsidiaries which may be incorporated in furtherance of the development of humanized antibodies. In addition to the $230,000 advancement, PharmaHub will assist Akanas and MediTherX in seeking additional strategic partners, such as pharmaceutical companies and clinical research organizations (“CROs”) to further the development of humanized antibodies.

The success of Akanas and MediTherX will mainly depend upon whether Management is able to locate the right strategic partners to execute PharmaHub’s development plan with respect to Akanas and MediTherX.

For the humanized antibodies currently being developed by the Company’s minority owned-subsidiary, MediTherX, we estimate another 12-18 months of preclinical work, then about three to four years of clinical trials in the PRC. Overall, we estimate about five to six years before any products reach the market.  We currently anticipate costs of USD$2,000,000 with respect to preclinical trials and an additional USD$10,000,000 to $20,000,000 of costs for the product development, manufacturing, and clinical trials. This will be subject to securing adequate equity or debt financing for such purpose. The first MediTherX milestone is to receive approval to initiate Phase I clinical trials in China.   We will then launch negotiations for out-licensing co-development rights and product ownership with pharmaceutical companies.  We anticipate to begin to generate revenues on this project by out-licensing regional rights of this product. The timing of the out-licensing may occur during the clinical trial period or thereafter.

Irradiated Microsphere

On August 17, 2010, we entered into an Exclusive Distribution Agreement with Mo-Sci Corp., to give us the right to market and sell certain high precision micron-sized glass spheres, upon which an irradiation processing may emit alpha, beta or gamma radiation, and which are intended for the treatment of malignant tumors. Pursuant to such agreement, we were granted rights to market and sell on an exclusive basis in China, Hong Kong, Taiwan and Macau (“Greater China Region”), Singapore, Malaysia, and Bangladesh (“Territory”) as well as on non-exclusive regions outside of the Territory. The term of this agreement is five (5) years expiring on August 17, 2015.

ITEM 1.  BUSINESS - continued

On January 5, 2011, PharmaHub has incorporated CPC NuLife, Inc. ("NuLife") in the State of Nevada, which PharmaHub owns 92%. Through CPC NuLife, Inc., PharmaHub plans to develop, market and distribute NuLife Spheres, an irradiated microsphere intended for the treatment of malignant tumors (“NuLife Spheres”).  We intend to execute the following thru NuLife:

•	obtain Premarket Approval ("PMA") from the Food and Drug Administration ("FDA") and one of European Notified Bodies on the CE Marking ("CE MARK") for NuLife Spheres;
•	upon PMA or CE Mark clearance, NuLife plans to submit registration documents to China’s State Food and Drug Administration (“SFDA”) for marketing and sales of NuLife Spheres;
•	upon SFDA clearance, NuLife plans to submit registration documents in Taiwan, Macau, Singapore and Malaysia;
•	upon effectiveness of any registration, we plan to market and sell this therapy to hospitals in the approved regions;
•	NuLife plans to complete its management team with experienced project, sales and distribution managers; and
•	NuLife also plans to supply its partners in China with microspheres which have not been irradiated.

We estimate that it will take 18 to 24 months to complete necessary trials and registration in the U.S. and Europe. We estimate an additional 12 months to complete necessary registration in China following successful clearance from the U.S or Europe.   We currently anticipate total costs of approximately USD$2,000,000 to $3,000,000 with respect to registration of the NuLife Spheres and clinical trials and execution of the above listed points.  The first milestone with respect to the NuLife Spheres is obtaining a PMA or CE Mark, which we estimate to cost USD$2,000,000 for related pre-clinical and clinical trials.  We estimate USD$1,000,000 for costs related to regulatory approval with SFDA and $2,000,000 for design and related pre-clinical and clinical trials for the next generation of NuLife Spheres and delivery systems. Upon approval of either PMA or CE Mark, we anticipate generating revenue by marketing this product in the respective regions for which it is approved.

Biometric Fingerprint Scanner

On October 11, 2010, we entered into an agreement with Integrated Biometrics, LLC (“IB”), effective October 27, 2010, to distribute IB’s patented Light Emitting Sensor (“LES”) biometric fingerprint scanner on an exclusive basis to certain industries in the Greater China Region.

The LES fingerprint scanner generates an image from a faint electric current and is designed to be an improvement upon optical and silicon scanners, because the LES scanner only registers an image when moving electrons in a live finger are detected.

We plan to sell existing IB products to the pharmaceutical, biotechnology, and healthcare, lock manufacturing and safe manufacturing industries.

We anticipate that we will begin to generate revenue within the next six months, because the product does not require regulatory approval from the Chinese government prior to sale to the general public.

We anticipate that we will begin to generate revenue within the next six months. We currently intend to sell the biometric fingerprint scanners on a wholesale basis. The first milestone with respect to the Biometric Fingerprint Scanner is to identify and enter into an agreement with a lock manufacturer and/or other distributors, which is estimated to cost $20,000 to $30,000.

Teeth Whitening System

On November 15, 2010, we entered into an agreement with Illumibrite LLC (“Illumibrite”), to distribute Illumibrite’s Professional Teeth Whitening System on an exclusive basis in China, Hong Kong, Taiwan and Macau.

ITEM 1.  BUSINESS - continued

Illumibrite Teeth Whitening System  (“Illumibrite System”) utilizes either a pen applicator and mini LED accelerator light or tray and gel syringe method, to help whiten the appearance of teeth, using a carbamide peroxide-based gel.

We currently intend to sell this product both on a wholesale and retail basis.  We anticipate that we will begin to generate revenue within next nine to twelve month. This product requires registration with China’s Ministry of Health (“CMOH”).  The first milestone with respect to the Illumibrite System is obtaining clearance for distribution from the CMOH.  We anticipate approximately six months for the registration of this product with the CMOH and other required agencies in China.  Upon obtaining clearance for distribution, we estimate three to six months in packaging, marketing, and sales expenses before launching this product in the market.  We estimate that the registration process combined with these expenses will cost between $30,000 and $50,000 total. We anticipate generating revenues in approximately three to six months after achieving the first milestone.

Intellectual Property

Patents and Licenses

The following table sets forth the status of current patent applications with respect to which we have rights through our minority owned subsidiary, Akanas Therapeutics, Inc.

Country	Patent	Application Type	Filing Date	Application No.	Inventor(s)	Expiration Date

USA	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2006	No. 12,293,926	David Weaver, Michael Rynkiewicz	Mar. 21, 2026

USA	Compositions and methods for humanizing antibodies	Invention	Dec. 18, 2008	WO 2007/0109742	David Weaver, Michael Rynkiewicz	Dec. 18, 2028

EU	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2007	No.7759047.9	David Weaver, Michael Rynkiewicz	Mar. 21, 2027

JAP	Compositions and methods for humanizing antibodies	Invention	Nov.25, 2008	No. 2009-501723	David Weaver, Michael Rynkiewicz	Nov. 25, 2028

CAN	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2007	No. 2647380	David Weaver, Michael Rynkiewicz	Mar. 21, 2027

AU	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2007	No. 2007226856	David Weaver, Michael Rynkiewicz	Mar. 21, 2027

*The following table sets forth patent applications that have not yet been transferred

PRC	EGFRc2	Invention	Nov. 18, 2009	C92640-200910237804.2	Cao Cheng, Yanwen Jin, David Weaver, Michael Rynkiewicz	Nov. 18, 2029.

PRC	EGFRc3	Invention	Nov. 18, 2009	C92639-200910237802.3	Cao Cheng, Yanwen Jin, David Weaver, Michael Rynkiewicz	Nov. 18, 2029

PRC	EGFRc8	Invention	Nov. 18, 2009	C92641-200910237803.8	Cao Cheng, Yanwen Jin, David Weaver, Michael Rynkiewicz	Nov. 18, 2029

ITEM 1.  BUSINESS - continued

The Pharmaceutical Industry

The global pharmaceutical industry is a multi-billion dollar industry which develops, produces, and markets drugs licensed for use as medications, with sales reaching $837 billion in 2009. The global pharmaceutical market has been forecasted to grow nearly $300 billion over the next five years, reaching $1.1 trillion in 2014, an equivalent compound annual growth rate (“CAGR”) of 5 – 8 percent over this period, according to IMS Health Incorporated (“IMS Health”), a company specializing in pharmaceutical market intelligence. According to IMS Health, in 2009, the pharmaceutical market grew 7.0 percent to $837 billion, compared with a 4.8 percent growth rate in 2008.

Source: IMS Health Incorporated, IMS Forecasts Global Pharmaceutical Market Growth of 5-8% annually through 2014; Maintains Expectations of 4-6% Growth in 2010, (Apr. 20, 2010) available at
http://www.imshealth.com/portal/site/imshealth/menuitem.a46c6d4df3db4b3d88f611019418c22a/?vgnextoid=4b8c410b6c718210VgnVCM100000ed152ca2RCRD

In recent years, the pharmaceutical market in the PRC has grown at a CAGR of 27% from 2006 to 2009.  This represents a 13% faster growth rate than initially expected, according to IMS Health Incorporated.  The pharmaceutical market is predicted to grow $40 billion over the next 3 to 4 years.  With a population of over 1.3 billion people, and a focus on healthcare improvement with a $125 billion investment by the government, the PRC’s pharmaceutical market is expected to double by 2013.

Source: IMS Health Incorporated, Pharmerging shake-up: New Imperatives in a Redefined World, at 2 (2010) available at http://www.imshealth.com/portal/site/imshealth/menuitem.a46c6d4df3db4b3d88f611019418c22a/?vgnextoid=4b8c410b6c718210VgnVCM100000ed152ca2RCRD

The new drug discovery process begins with the identification of a specific medical need. Chemists, pharmacologists and biologists then screen thousands of drugs or else chemically or genetically engineer new ones in order to generate lead compounds. These lead compounds have some desirable properties, but researchers usually must modify them to increase activity or minimize side effects by a process called lead optimization. Out of this process, hundreds of potential early drug development candidates are created.

After an early drug development candidate is discovered, engineers, biologists, chemists and physicists must spend time to determine a method by which to replicate in a large scale and mass produce the candidate substance. Researchers perform these design and characterization cycles multiple times in order to identify the best drug candidate molecules for further development. The research may fail because it is not possible to manufacture the drug safely or to proper specifications.

ITEM 1.  BUSINESS - continued

Drug development describes the activities undertaken after a compound is identified as a potential drug in order to establish its suitability as a medication. Objectives of drug development include, but are not limited to, determination of appropriate formulation and dosage. Research in these areas generally includes a combination of various studies and then clinical trials.

Global Pharmaceutical Sales from 2001 to 2008

Sales growth in mature markets, such as those of the United States, Western Europe and Japan, have been in decline over the last decade. In the United States, the pharmaceutical market grew 5.1 percent growth in 2009 with sales reaching $300.3 billion, compared with growth of 1.8 percent in 2008, according to a press release issued by IMS Health dated April 1, 2010. On the other hand, countries such as the PRC, Brazil, India, South Korea, Mexico, Turkey and Russia, (the “Pharmerging Markets”) were predicted to be a main driver of industry growth through 2011 and were previously expected to represent 12% of the global pharmaceutical market by 2011. The Pharmerging Markets have since been expanded to include 17 countries, which are anticipated to expand by US$90 billion during 2009-13 and contribute 48 percent of annual market growth in 2013.  According to IMS Health, the 17 Pharmerging Markets amounted to approximately 16% of the total world market in 2009.

Sources: IMS Health Incorporated, IMS Health Reports U.S. Prescription Sales Grew 5.1 Percent in 2009, to $300.3 Billion, (Apr. 1, 2010) available at http://www.imshealth.com/portal/site/imshealth/menuitem.a46c6d4df3db4b3d88f611019418c22a/?vgnextoid=d690a27e9d5b7210VgnVCM100000ed152ca2RCRD;

IMS Health Incorporated, IMS Announces 17 Countries Now Rank as High-Growth ‘Pharmerging’ Markets; Forecast to Contribute Nearly Half of Industry Growth by 2013, (Mar. 16, 2010) available at http://www.imshealth.com/portal/site/imshealth/menuitem.a46c6d4df3db4b3d88f611019418c22a/?vgnextoid=01624605b5367210VgnVCM100000ed152ca2RCRD&vgnextchannel=41a67900b55a5110VgnVCM10000071812ca2RCRD&vgnextfmt=default

Market Trend

Management believes that over the past several years, a combination of innovation and consumer demand created a flood of revenue leading to an unprecedented period of prosperity for pharmaceutical companies and their employees. During this period hundreds of new medications were created which significantly improved the health and lives of millions of people around the world. Consumers have shown an insatiable appetite for these new and innovative treatments.

However, Management believes that the pharmaceutical industry is nearing the end of a long business cycle that has seen immense growth in its revenues and profitability. The confluence of a number of forces will drive pharmaceutical companies to make changes to their current business models. Expiring patents on “blockbuster” drugs and a limited pipeline for new treatments are squeezing the industry’s revenues. The costs and risks of pharmaceutical research and development are increasing. At the same time, instead of its historical concentration in the U.S. and European Union, the industry now competes in a global market for developing and selling drugs.

Management believes that in response to these forces, the industry has begun a rigorous evolution of its business model. It is shifting from an industry dominated by fully-integrated pharmaceutical companies (“FIPCOs”) to one with many more decentralized companies. Cost containment and risk management are assuming much greater importance. Outsourcing, mergers and acquisitions and layoffs have become commonplace. As the industry’s economics change, companies’ relationships with their employees are changing as well. What has long been an extremely generous and paternalistic relationship between employer and employee is now economically unsustainable. It is increasingly becoming a typical arms-length relationship, similar to that of employees and companies in most other industries.

Management believes that over the next few years, these trends will accelerate. There will be fewer big companies and many more small ones. Tens of thousands of jobs at large pharmaceutical companies will be eliminated, but many of them may reappear in other forms either at other companies or as consulting opportunities. Globalization will impact both sides of the income statement: Larger portions of the research and development of new drugs will be conducted overseas, while the marketing of drugs to people in developing countries will change.

ITEM 1.  BUSINESS - continued

GOVERNMENT REGULATION

Regulation by government authorities in the United States, China and other foreign countries is a significant factor in the manufacturing and marketing of the products we intend to license, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to such products. For the products we intend to license to market and sell in China, we are required to obtain drug registration certificates and imported drug licenses and renew them every five years.  Any products in clinical development in the United States and China are subject to approval by the FDA, the SFDA and similar regulatory authorities. In addition to obtaining regulatory approval for each product, each manufacturing establishment must be registered with the FDA or European (“EMA”) regulatory authorities where the product is registered for sale and listed on the Certificate of Pharmaceutical Product (“CPP” or Country of Origin Approval). A CPP is necessary in order to obtain an Imported Drug License from the SFDA for sales in China. Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current Good Manufacturing Practices (“GMP”) as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. As we currently do not manufacture our products, we will depend upon third parties to meet requisite GMP standards.

China

In China, the pharmaceutical industry is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, production, licensing and certification requirements and procedures, periodic renewal and reassessment processes, registration of new drugs and environmental protection. In order to sell NuLife Spheres in China, our manufacturer must be regulated by and approved by a regulatory body such as the FDA or EMA, and we must obtain an Imported Drug License from the SFDA with respect to the importation of the product. The Imported Drug License must be renewed every five years, and if we change manufacturers, we must register the new manufacturer and obtain a new Imported Drug License listing the new manufacturer. If we are unable to obtain or renew such permits or certificates or any other regulatory approvals required for our operation we would not be permitted to sell NuLife Spheres in China.

Currently, all of our products which will be sold, or which are under development, in China will be imported into China from other countries. Generally, the SFDA requires that an imported drug must also have country of origin approval with respect to such application.

In China, the SFDA is the authority which monitors and supervises the administration of pharmaceutical products and medical appliances and equipment as well as food, health food and cosmetics. The primary responsibilities of the SFDA include:

•	monitoring and supervising the administration of pharmaceutical products, medical appliances and equipment as well as food, health food and cosmetics in China;
•	formulating administrative rules and policies concerning the supervision and administration of food, health food, cosmetics and the pharmaceutical industry;
•	monitoring and supervising the administration of pharmaceutical products, medical appliances and equipment as well as food, health food and cosmetics in China;
•	evaluating, registering and approving of new drugs, generic drugs, imported drugs and traditional Chinese medicine;
•
approving and issuing permits for the manufacture and export/import of pharmaceutical products and medical appliances and equipment and approving the establishment of enterprises to be engaged in the manufacture and distribution of pharmaceutical products in China; and

•	examining and evaluating the safety of food, health food and cosmetics and handling significant accidents involving these products.

                The Ministry of Health (“MOH”) is an authority at the ministerial level under the State Council and is primarily responsible for national public health in China. Following the establishment of the SFDA in 2003, the MOH was placed in charge of the overall administration of the national health in China excluding the pharmaceutical industry. In March 2008, the MOH was reorganized and assumed administrative responsibility for the SFDA. The MOH performs a variety of tasks in relation to the health industry such as establishing social medical institutes, promulgating national regulations, and drafting professional codes of ethics for public medical personnel. The MOH is also responsible for international issues, such as those health issues which are pertinent to foreign companies and governments.

ITEM 1.  BUSINESS - continued

PRC regulations currently prohibit or restrict foreign ownership in certain industries. If PharmaHub or any of its potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of possible future PRC subsidiaries or affiliates;
•	confiscate relevant income and impose fines and other penalties;
•	discontinue or restrict possible future PRC subsidiaries’ or affiliates’ operations;
•	require PharmaHub or possible future PRC subsidiaries or affiliates to restructure the relevant ownership structure or operations;
•	restrict or prohibit remittance of any profits or dividends abroad by PharmaHub’s PRC subsidiaries or affiliates; or
•	impose conditions or requirements with which PharmaHub or possible future PRC subsidiaries or affiliates may not be able to comply.

In addition, the relevant PRC regulatory authorities may impose further penalties. Any of these consequences could have a material and adverse effect upon PharmaHub’s operations.

Drug Administration Laws and Regulations

The China Drug Administration Law and the Implementing Measures of the China Drug Administration Law provide the legal framework for the establishment of pharmaceutical manufacturing enterprises, pharmaceutical trading enterprises and for the administration of pharmaceutical products including the development and manufacturing of new drugs and medicinal preparations by medical institutions in China. The China Drug Administration Law also regulates the packaging, trademarks and the advertisements of pharmaceutical products in China.

The China Drug Administration Law applies to entities and individuals engaged in the development, production, trade, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical manufacturers, pharmaceutical trading companies, and medicinal preparations of medical institutions and the development, research, manufacturing, distribution, packaging, pricing and advertisements with respect to pharmaceutical products.

Examination and Approval of New Medicines

Under the current applicable regulations in China, the term “new medicines” generally refers to those medicines which have not yet been marketed in China. In addition, certain marketed medicines may also be treated as new medicines if the type or application method of such medicines has been changed or new therapeutic functions have been added to such medicines. Generally, the approval of new medicines requires the following steps:

•
upon completion of pre-clinical research with respect to the new medicine, application for registration of the new medicine shall be submitted to the drug regulatory authorities at the provincial level for review. After completion of its review, the drug regulatory authority at the provincial level shall submit its opinion and report to the SFDA for review;

•
if all requirements are complied with, the SFDA will issue a notice of acceptance of application and proceed with its assessment on whether or not to grant approval for conducting clinical research on the new medicine;

•
after obtaining the SFDA’s approval for conducting clinical research, the applicant may proceed with the relevant clinical research (which is generally conducted in three phases for a new medicine under the Medicine Registration Measures) at institutions with appropriate qualifications;

ITEM 1.  BUSINESS - continued

•
Phase 1 refers to the preliminary clinical trial for clinical pharmacology and “body safety.”  It is conducted to observe the human body tolerance with respect to the new medicine and pharmacokinetics, so as to provide a basis for determining the prescription plan;

•
Phase 2 refers to the stage of preliminary evaluation of the clinical effectiveness of the new medicine. The purpose of Phase 2 is to preliminarily evaluate the clinical effectiveness and safety of the medicine used on patients with a targeted indication, as well as to provide a basis for determining the Phase 3 clinical trial research plan and the volume under the prescription plan;

•
Phase 3 is a clinical trial stage to verify the clinical effectiveness of the new medicine. The purpose is to test and determine the clinical effectiveness and safety of the medicine when used on patients with targeted the indication, to evaluate the benefits and risks thereof, and, eventually, to provide sufficient basis for review of the medicine registration application;

•
after completion of the relevant clinical research, the applicant submits a clinical research report and supporting documents to the drug regulatory authorities at the provincial level and provides raw materials of the standard products to the China National Institute for the Control of Pharmaceutical and Biological Products;

•
the drug regulatory authorities at the provincial level review the relevant documents, conduct site inspections and sample examinations and thereafter submit their opinion, inspection report and other application materials to the SFDA for review;

•
the China National Institute for the Control of Pharmaceutical and Biological Products will arrange for the examination of the sample new drug supplied by the relevant medicine examination institutes and will then issue an examination result report to the SFDA; and

•
if all of the regulatory requirements are satisfied, the SFDA will grant a new drug certificate and a pharmaceutical approval number (assuming the applicant has a valid pharmaceutical manufacturing permit and the requisite production conditions for the new medicine have been met).

Permits and Licenses for Importation, Manufacturing and Registration of Drugs

Production License. To import a product manufactured outside of China, a permit must be obtained and renewed every five years. If the manufacturing process, or the manufacturer changes, a new permit must be obtained. We currently intend to import our product into China via licensed importers. We do not have any plans to manufacture in China at the present time.

To manufacture pharmaceutical products in China, a pharmaceutical manufacturing enterprise must obtain a pharmaceutical manufacturing permit issued by the relevant pharmaceutical administrative authorities at the provincial level where the enterprise is located.

Each pharmaceutical manufacturing permit issued to a pharmaceutical manufacturing enterprise is effective for a period of five years. Any enterprise holding a pharmaceutical manufacturing permit is subject to review by the relevant regulatory authorities on an annual basis.

GMP Certificates.

Our current products and clinical candidates in China are all manufactured outside of China and are subject to GMP standards in the country in which they are manufactured. Our manufacturers are subject to site inspections by the regulatory authorities in the jurisdictions in which they are located. The importation of pharmaceutical products into China requires an importation permit, which must be renewed every five years. The issuance and renewal of such permit is dependent, among other things, upon maintaining manufacturing standards that comply with the GMP standards of a widely recognized regulatory authority, such as the FDA or EMEA. If we were to manufacture our products in China, or obtain products from Chinese contract manufacturers, such manufacture would be subject to similar GMP standards established in China and administered by local authorities.

ITEM 1.  BUSINESS - continued

Distribution of Pharmaceutical Products

According to the China Drug Administration Law and its implementing regulations and the Administrative Measures on Oversight of Distribution of Pharmaceutical Products, a manufacturer of pharmaceutical products in China can engage in limited transactions with respect to the pharmaceutical products which the manufacturer has produced itself. Such a manufacturer can only sell its products to:

•	wholesalers and retailers holding pharmaceutical trading permits;
•	other holders of pharmaceutical manufacturing permits; or
•	medical practitioners holding medical practice permits.

In addition, a pharmaceutical manufacturer in China is prohibited from selling its products to end-users, or individuals or entities other than holders of Pharmaceutical trading permits, the pharmaceutical manufacturing permits or the medical practice permits. The granting of a Pharmaceutical Trading Permit to wholesalers requires the approval at the provincial level. A pharmaceutical distributor (including wholesalers and retailers) must satisfy requirements as to personnel with pharmaceutical expertise, appropriate warehousing and sanitary environment compatible to the distributed pharmaceutical products; quality management and compliance with regulations to ensure the quality of the distributed pharmaceutical products. Operations of pharmaceutical distributors must be conducted in accordance with the Pharmaceutical Operation Quality Management Rules and require a certificate from the SFDA. Pharmaceutical distributors must comply with record keeping requirements with respect to the products sold. Pharmaceutical distributors can only distribute pharmaceutical products obtained from those with a pharmaceutical manufacturing permit or importation license and a Pharmaceutical Trading Permit.

United States and Other Countries not in the Greater China Area

We currently do not have any products in development for markets in the United States or other countries which are not located in the Greater China Area. In the United States, the steps required before a new drug may be distributed commercially generally include:

•
conducting appropriate pre-clinical laboratory evaluations, including animal studies, in compliance with the FDA’s Good Laboratory Practice (“GLP”) requirements, to assess the potential safety and efficacy of the product, and to characterize and document the product’s chemistry, manufacturing controls, formulation and stability;

•
submitting the results of these evaluations and tests to the FDA, along with manufacturing information, analytical data, and protocols for clinical studies, in an Investigational New Drug Application (“IND”), and receiving approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;

•	obtaining approval of Institutional Review Boards (“IRBs”) to administer the product to humans in clinical studies;
•
conducting adequate and well-controlled human clinical trials in compliance with the FDA’s Good Clinical Practice (“GCP”) requirements that establish the safety and efficacy of the product candidate for the intended use, typically in the same Phase 1, Phase 2 and Phase 3 steps described above for China;

•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;
•
submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in a New Drug Application (“NDA”) or Biologics License Application (“BLA”); and

•
obtaining FDA approval of the NDA, including inspection and approval of the product manufacturing facility as compliant with GMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

When used in connection with trials and filings in other countries, terms such as “phase 1,” “phase 2,” “phase 3,” “phase 4,” “new drug application” and “marketing application” refer to what we believe are comparable trials and filings in these other countries.

ITEM 1.  BUSINESS - continued

The process in the United States of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or (“PDUFA”), and its amendments.

After FDA approval has been obtained, the FDA requires post-marketing reporting to monitor any side effects of the drug. This may include phase 4 studies in which the drug is studied in an expanded patient population in a post-approval setting for continued monitoring of safety and sometimes continued efficacy. Further studies may be required to provide additional data on the product’s risks, benefits, and optimal use, and will be required to gain approval for the use of the product as a treatment for clinical indications other than those for which the product was initially tested. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in the manufacturing process or manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA. We intend to market products in countries not discussed above and each country has regulations for the regulation of approval, marketing and sale of pharmaceutical products. We must comply with the regulations of each country in which we seek approval of and intend to market and sell any product.

Our Strategies

Our intended focus shall be with respect to the acquiring and/or licensing, development and commercialization of pharmaceutical, biotechnological and healthcare products and technologies.  Although we are not currently engaged in any discussions with potential merger and/or acquisition candidates, we may consider merging with or acquiring appropriate candidates which we believe would enable us to further our business objectives if we were to identify such candidates.  We intend to capture a share of the pharmaceutical, biotechnological and healthcare markets by completing the following actions (the “PharmaHub Strategy”):

Licensing From the PRC to the World

We intend to identify and target drugs currently being developed in the People’s Republic of China which have already advanced to late stage clinical trials or approved by the State Food and Drug Administration of the People’s Republic of China (the “China SFDA”) regulated testing programs. These targets would be either preclinical or clinical stage drugs.  As of the date of this filing, we have not identified any drug candidates beyond those which are disclosed in this filing.  After identifying such target drugs, we intend to enter into licensing agreements or joint venture agreements with the Chinese developers of such drugs with respect to the rights to develop and/or distribute such drugs in the rest of the world, specifically the United States.  If additional tests are required in the PRC, we intend to utilize the employees and facilities of our existing and future strategic partners including, but not limited to, the PRC National Engineering Research Center for the Development of New Drugs or qualified clinical research organizations to conduct any further testing which may be required in the PRC.  We currently intend to raise the necessary funds to pay for tests via additional private placements of our securities and to structure the terms of any joint venture agreements to minimize the amount of any initial funding which we would be responsible for. Our Management believes that the target drugs have been evaluated in the PRC and that our potential licensing partners in United States and eventually, Western Europe should benefit from streamlined development, lower costs and reduced risks.

Licensing from Global Pharmaceuticals to the PRC

We intend to attempt to identify potential target drugs from pharmaceutical and biotech companies located worldwide with initial emphasis in the United States, and when Management determines we have sufficient resources, in Europe, based upon preclinical and clinical tests which our Scientific Advisory Board members deem favorable for us to participate in the next stage of studies. These targets would be either preclinical or clinical stage drugs. Our plan is to license the exclusive Asian rights from our future global partners and conduct preclinical & clinical studies in the PRC, utilizing the employees and facilities of our existing strategic partners, including, but not limited to, the PRC National Engineering Research Center for the Development of New Drugs to obtain any required regulatory approvals and to conduct any required testing in order to market such target drugs in the PRC, once such drugs have been identified.  Our  current intention is to raise any additional funds which we may require to enter into such licensing agreements via private placements of our securities, until such time as we are able to generate revenues through the sales of any of the products which we are currently developing, which we currently believe shall not commence until 2015, at the earliest. Our Management believes that performing preclinical and clinical trials in the PRC will help to advance these drugs, because our Management believes that the delay of products launching in Mature Markets is often due to insufficient patient recruitment in the U.S. and Europe, which Management believes would not be the case within the PRC.  In furtherance of this strategy, we have entered into the Definitive Agreement with Messrs. David Weaver and Michael Rynkiewicz as described above.

ITEM 1.  BUSINESS - continued

Opportunity with respect to Small Biotech Companies

Management also believes that small biotech companies are facing a shortage of funding sources, as venture capital firms, private investors and large pharmaceutical companies, the traditional funding sources of small biotech companies are becoming discouraged by higher risks, increasingly long development cycles and a lack of initial public offerings in the current economic downturn.

Management believes that because in most cases, small biotech companies lack the necessary financial resources to obtain the lab data required to reach new funding milestones, if we can raise enough funds, Management intends to enter into joint venture agreements these small biotech companies to invest our capital and resources, allowing them to perform additional preclinical and clinical studies and thereby bridging the gap prior to what we hope will be additional capital injections occurring based upon successful results.

Opportunity with respect to Large Pharmaceutical Companies

Management also believes that large pharmaceutical companies are struggling to maintain their pipelines and portfolios with products developed in-house. Our Management further believes that the larger companies are increasingly turning to licensing to subsidize the lack of in-house development.  Our Management believes that licensing is at its peak with the major pharmaceutical companies deriving a significant portion of their revenues from products which were initially developed by smaller companies. The constant demand for late-stage product candidates has led to sky-rocketing deal costs. Therefore, Management believes that companies are now looking to enter into licensing agreements with respect to earlier-stage drugs. In view of our connections within the PRC, Management believes that we are well positioned to deliver licensing solutions with early to late stage clinical drugs to the large pharmaceutical companies, including, but not limited to, through the small biotech companies with which we intend to form business relationships with.

Competition

The pharmaceutical industry is highly competitive. According to IMS Health, in 2009, the 20 largest pharmaceutical companies sold in excess of $400 billion of pharmaceutical products.  The smallest of the 20 largest pharmaceutical companies, Novo Nordisk, sold $8.2 billion of pharmaceutical products in 2009.

Source: Thomson Reuters, FACTBOX-The 20 largest pharmaceutical companies, (Mar. 26, 2010) available at http://www.reuters.com/article/idUSN2612865020100326

Although we are still currently developing our first products and believe that we are the only pharmaceutical company implementing our business model, as described above in the section of this Amended Form 8-K entitled “Our Strategies,” it is evident from the size of the largest pharmaceutical companies that even upon the development of products which have been approved by the applicable regulatory authorities, commercialization of such products and our entry into the global pharmaceutical market will be a process which will expose us to significant competition.

We face competition from venture capital firms and other technology commercialization firms. However, we believe that we are currently the only company utilizing a global pharmaceutical “HUB” model based upon established partnerships with research institutes and government agencies, such as the PRC National Engineering Research Center for Development of New Drugs and the Sichuan Technical Exchange Center.  In the course of implementing our business strategy, we have the flexibility to work with venture capital firms as well as technology commercialization firms by acting as an intermediary.

During the implementation of specific agendas pursuant to our business plan, we may compete with companies focused upon a particular sector.  For example, with respect to our licensing and commercialization of worldwide rights, excluding PRC, of preclinical and clinical drugs developed in China, we might compete with HUYA Bioscience International, a private company established in 2004 with offices in San Diego and China, which focuses upon the co-development of novel biopharmaceutical products originating in China and which, according to its website, currently employs over 80 people in seven offices throughout California and the PRC.

In the sale and distribution of medical equipment, we may eventually compete with other independent distributors in China which market similar products. In particular, Chindex International Inc (NASDAQ GS: CHDX), markets, distributes, and sells medical capital equipment, instrumentation, and other medical products for use in hospitals in China and Hong Kong. The Medical Products Division of Chindex reported sales revenues of $85,413,000 with respect to its fiscal year ended March 31, 2010. Accordingly, we believe that Chindex has far greater financial and other resources available to it and possesses extensive manufacturing, distribution and marketing capabilities than we currently do.  We may also face significant competition from established manufacturers of medical equipment such as General Electric, Philips and Toshiba, which manufacturers maintain their own direct sales force in China and also sell through distributors and may have greater resources, financial and otherwise, than we do.

ITEM 1A.  RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

Our business and operations involve numerous risks, some of which are beyond our control that may affect future results and the market price of our common shares. In any such case, the market price of our common shares could decline, and investors may lose all or part of their investment. The following discussion highlights all material risks known to us.

We have a limited operating history with respect to our new focus upon the pharmaceutical market upon which to evaluate our performance.

Although we were formed in 2005, as a result of the Merger, we are re-focusing our company with respect to the pharmaceutical industry to align ourselves with PharmaHub’s objectives.  Since PharmaHub was organized in July 2009, we have a limited operating history with respect to our focus upon the pharmaceutical industry.  In view of our limited operating history, our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. We have a limited operating history with respect to the pharmaceutical industry upon which you may evaluate our operations and prospects. Our limited operating history with respect to the pharmaceutical industry makes it difficult to evaluate our likelihood of commercial viability and market acceptance of the products with respect to which we intend to identify, evaluate and eventually obtain licensing rights. Potential investors should be aware of the difficulties generally encountered by a start-up company and pharmaceutical development company, including, but not limited to, establishment of company infrastructure, development of effective and safe products, marketing of products which we develop and/or license, competition and unanticipated costs and expenses.

In view of the fact that our new focus is based upon a new venture, there is no record upon which to base an assumption that our plans will either materialize or prove successful.  There can be no assurance with respect to our future performance.  If our business and development plans prove to be unsuccessful or if our future products are unsuccessful, our investors will lose all or substantially all of their investment.

We may be unable to obtain sufficient capital to implement and sustain our business or pursue our growth strategy.

We will require additional financing to meet our capital requirements for the development of our products, marketing, administrative expenses and other costs.  We have no present arrangements to obtain additional financing and we will be dependent upon sources such as: future earnings, the availability of funds from private sources including, but not limited to, loans and additional private placements of our securities, and the availability of funds through public offerings.  In view of our limited operating history with respect to the pharmaceutical industry, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous.

Lack of a proven business model

To date, we have not generated any sales with respect to the pharmaceutical industry. There can be no assurance that the implementation of our business plan, as developed by our Management, will result in sales or that if it does result in sales, that such sales will necessarily translate into profitability. Failure to properly develop the Company’s plan of expansion will prevent the Company from generating meaningful product sales or profits.

We are dependent upon the licensing and development of pharmaceutical and healthcare products and technologies, and there can be no assurance that pharmaceutical and healthcare products and technologies which we either fund development of or obtain licensing rights for will ever achieve or maintain widespread market acceptance.

Our success will be highly dependent upon the success of our products, and will be highly dependent upon the needs and preferences of healthcare practitioners and patients and market acceptance, and we may not achieve or maintain widespread market acceptance of our products among healthcare practitioners and patients. Our Management believes that market acceptance of our products will depend upon many factors, including:

ITEM 1A.  RISK FACTORS - continued

•	the perceived advantages of our products over competing products and the availability and success of competing products;
•	the effectiveness of our sales and marketing efforts;
•	the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any;
•	our product pricing and cost effectiveness;
•	publicity concerning our products or competing products;
•	whether or not patients routinely use our products, refill prescriptions and purchase additional products; and
•	our ability to respond to changes in healthcare practitioner and patient preferences.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective or otherwise render our products obsolete, we may experience a decline in the demand for our products. If we are unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would be adversely affected.

There can be no assurance that our research and development projects will be successfully developed.

Management believes that the pharmaceutical products and technologies which we intend to develop with our Chinese Partners and the licensing which Management believes will follow will offer attractive and profitable alternatives compared to those offered by our competitors.  However, there can be no assurance with respect to the successful development, or future performance, of these pharmaceutical products and technologies.  The results of our attempts to develop our pharmaceutical products and technologies are at this time unknown and uncertain.  If we successfully develop our pharmaceutical products and technologies, there can be no assurance that we will be able to enhance those pharmaceutical products and technologies in the future, or develop other pharmaceutical products and technologies.

The successful development of pharmaceutical products can be affected by many factors. Products which appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for new products for which we may obtain an approval certificate from the China SFDA (the “Approval Certificate”) is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an Approval Certificate and commercializing the product may require ten years or longer. Any Product Candidates in the early stages of pre-clinical study and clinical trial require significant additional clinical trials before we would be able to seek the regulatory approvals necessary to commence commercial production and sales of such products. There can be no assurance that any future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from applicable authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance which we expect.

In addition, the pharmaceutical industry is characterized by rapid changes in technology, constant enhancement of industrial know-how and frequent emergence of new products. Future technological improvements and continual product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Therefore, our future success will largely depend upon our research and development capability, including our ability to improve the products which we intend to develop and develop new and competitively priced products which can meet the requirements of the changing market. If we fail to respond to these frequent technological advances by improving our products, once they are developed, or developing new products in a timely manner or these products do not achieve a desirable level of market acceptance, our business and profitability will be materially and adversely affected.

We are conducting research and developing the products which are currently intended to be our initial pharmaceutical products through third parties we have or intend to enter into agreements with, which includes Akanas Therapeutics Inc., and MediTherX, Inc., each of which is 35% owned by us, and CPC NULIFE INC., which is 92% owned by us.

ITEM 1A.  RISK FACTORS - continued

As discussed elsewhere in these Risk Factors, we have a limited operating history upon which to base our performance.  Although we have intellectual property rights with respect to the patent application entitled “Methods for Humanizing Antibodies and Humanized Antibodies Made Thereby,” we currently have no pharmaceutical products to market and sell in order to generate revenues.  However, we do have the rights to market and sell two non-pharmaceutical products, the Integrated Biometrics’ fingerprint biometric identity solutions and the Illumibrite Professional Teeth Whitening System, which management believes should start generating revenue by the end of 2011.  Management anticipates that our majority owned subsidiary CPC NuLife, and Akanas Therapeutics Inc., and MediTherX, Inc., two minority owned subsidiaries, in time, will likely develop products based upon the patent application which can be successfully marketed and sold.  However, even if Akanas Therapeutics Inc., and MediTherX, Inc., are able to successfully develop products based upon the patent application, we would only be entitled to 35% of any profits made by either Akanas Therapeutics, Inc., and MediTherX, Inc.

We are subject to government regulation with respect to safety and effectiveness.

The drugs which we are currently developing through our strategic partners and our minority-owned subsidiaries are new treatments which our Management believes can be used effectively and safely to treat different diseases.  This requires the drugs to be designed to meet the governmental requirements of the China SFDA, the U.S. FDA, the EMA and/or the regulatory requirements of any other market in which we intend to sell our drugs.  Failure to comply with the requirements of a regulatory agency will result in our inability to market or sell our drugs in that region.

Our success could be hindered by the limited protection afforded by the intellectual property and proprietary rights which we intend to acquire with respect to products which we develop.  There are potential costs for enforcement or defense of these rights.

Any inability to adequately protect our products could harm our ability to compete.  Our future success and ability to compete depends in part upon our products and our patents (which we intend to acquire as we develop our products) and we will attempt to protect our products with a combination of patent, copyright, trademark and trade secret laws, as well as with confidentiality procedures and contractual provisions.  These legal protections afford only limited protection and may be time-consuming to obtain and maintain.  Further, in spite of our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our services.  In addition, our competitors could independently develop non-infringing pharmaceutical products and technologies or services which are competitive with, equivalent to, and/or superior to our pharmaceutical products, technologies or services.  Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there can be no assurance that we would detect any infringement or misappropriation of our proprietary rights.  Further, we intend to produce and/or distribute our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States.

Litigation to protect intellectual property rights or defend against third-party allegations of infringement may be costly.

Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources from our business operations, and even if we had a legitimate claim there can be no assurance that we would have the financial resources to enforce our rights effectively.

We cannot be certain that our products or activities do not, or will not, infringe upon the intellectual property rights held by third parties, or that other parties will not assert infringement claims against us. From time to time, we may be involved in disputes with these third parties. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of our resources. Successful claims against us may result in an injunction or substantial monetary liability, which could, in either case, significantly impact our results of operations or materially disrupt the conduct of our business. Even if we had a legitimate claim, there can be no assurance that we would have the financial resources to enforce our rights effectively. If we are enjoined from using a Product, we will need to obtain a license to use the Product, but licenses may not be available to us at a reasonable cost, or at all.

From time to time, other companies and individuals may assert exclusive patent, copyright, trademark and other intellectual property rights to products which are important to our business.  We will evaluate each such claim and, if appropriate, seek a license to use the protected technology. There can be no assurance that we will be able to obtain licenses to intellectual property of third parties on commercially reasonable terms, if at all. In addition, we could be at a disadvantage if our competitors obtain licenses for protected products with more favorable terms than we do. If it is determined that we have infringed upon the intellectual property rights of another party, we may be required to do one or more of the following:

ITEM 1A.  RISK FACTORS - continued

•	pay monetary damages to settle the results of such adverse determination, which could adversely affect our business, financial condition and results of operations;
•	cease selling, incorporating or using any of our products which incorporate the challenged intellectual property, which would adversely affect our revenue or costs, or both;
•	obtain a license from the holder of the infringed intellectual property right, which might be costly or might not be available upon reasonable terms, or at all; or
•	redesign our products to make them non-infringing, which would be costly and time-consuming and may require additional clinical trials, or may not be possible at all.

Although we currently know of no actual or threatened claim of infringement which would be material to us, there can be no assurance that such a claim will not be asserted. If such a claim is asserted, there can be no assurance that the resolution of the claim would permit us to continue producing the product in question upon commercially reasonable terms. In addition, there is a risk that some of our confidential information could be compromised by disclosure during intellectual property litigation. Any of the foregoing could have a material adverse effect upon the results of our operations and our financial position.

We may be subject to additional risks associated with doing business in foreign countries.

If we are successful in expanding our business into countries other than the United States and the PRC, in addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers which may make it difficult to evaluate business decisions or transactions, ongoing business risks may result from conducting business in foreign countries, including, without being limited to, the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability, which may be exacerbated in various foreign countries. There can be no assurance that we would be able to enforce business contracts or protect our intellectual property rights in foreign countries.

 In doing business in foreign countries we may also be subject to risks, including, but not limited to, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, expropriation, corporate and personal liability for violations of local laws, possible difficulties in collecting accounts receivable, increased costs of doing business in countries with limited infrastructure, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. We also may face competition from local companies which have longer operating histories, greater name recognition, and broader customer relationships and industry alliances in their local markets, and it may be difficult to operate profitably in some markets as a result of such competition. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

When doing business in foreign countries, we may be subject to uncertainties with respect to those countries’ legal systems and application of laws, which may impact our ability to enforce our agreements and may expose us to lawsuits.

Legal systems in many foreign countries are new, unclear, and continually evolving.  There can be no certainty as to the application of laws and regulations in particular instances.  Many foreign countries do not have a comprehensive system of laws, and the existing regional and local laws are often in conflict and subject to inconsistent interpretation, implementation and enforcement.  New laws and changes to existing laws may occur quickly and sometimes unpredictably.  These factors may limit our ability to enforce agreements with our current and future customers, vendors and licensees.  Furthermore, it may expose us to lawsuits by our customers and vendors in which we may not be adequately able to protect ourselves.

When doing business in certain foreign countries, we may be unable to fully comply with local and regional laws which may expose us to financial risk.

When doing business in certain foreign countries, we may be required to comply with informal laws and trade practices imposed by local and regional government administrators.  Local taxes and other charges may be levied depending upon the local needs for tax revenues, and may not be predictable or evenly applied.  These local and regional taxes/charges and governmentally imposed business practices may affect our cost of doing business and may require us to constantly modify our business methods to both comply with these local rules and to lessen the financial impact and operational interference of such policies.  In addition, it is often extremely burdensome for businesses operating in foreign countries to comply with some of the local and regional laws and regulations.  Our failure to maintain compliance with the local laws may result in hefty fines and fees which may have a substantial impact upon our cash flow, cause a substantial decrease in our revenues, and may affect our ability to continue operations.

ITEM 1A.  RISK FACTORS - continued

Various administrative agencies in foreign countries have informal rule enforcement with which we may not be able to comply.

Although we expect to be able to operate within changing administratively imposed business practices and otherwise to comply with the informal enforcement rules of the various administrative agencies in the countries where we will operate, there can be no assurance that we will be able to do so.  If local or regional governments or administrators in foreign countries impose new practices or levies which we cannot effectively respond to, or if administrators suddenly commence enforcing those rules that they have not previously enforced, our operations and financial condition could be materially and adversely impacted.  Our ability to appeal many of the local and regionally imposed laws and regulations may be limited, and we may not be able to seek adequate redress for laws which materially damage our business and affect our ability to continue operation.

The PRC's legal system and application of laws are uncertain which may impact our ability to enforce our agreements and may expose us to lawsuits.

We currently intend to conduct a significant portion of our business in the PRC, which utilizes a civil law system based upon written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in the PRC (which does not presently apply to us) and foreign entities doing business in the PRC. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits, such as requisite business licenses.

Many foreign judiciaries are relatively inexperienced in enforcing the laws which exist, which may expose us to costly litigation and uncertain outcomes.

If we are involved in litigation in a foreign country, we may not be able to properly evaluate the possible outcome.  This may expose us to costly litigation.  Furthermore, we may be exposed to potential inequitable judicial results.  Either of those scenarios may have a material adverse effect upon our business or financial condition.

Currency fluctuations, while not presently ascertainable, may adversely affect our earnings.

Fluctuations in exchange rates, primarily those involving the U.S. dollar or Chinese Renminbi, may affect our costs and operating margins, which in turn could affect our revenues.  In addition, these fluctuations could result in exchange losses and increased costs.

Risks Related to Our Management

Our directors and officers will have substantial influence over our operations and control substantially all business matters.

Currently our two officers are also our directors, and our officers are the only persons responsible for conducting our day-to-day operations.  We will not benefit from the multiple judgments that a greater number of directors or officers may provide, and we rely completely upon the judgment of such people in making business decisions, without the assistance of any outside directors on matters which require the judgment of the Board of Directors.

Our success is dependent upon the continued services of Management and we currently have no key man insurance upon any key personnel.

ITEM 1A.  RISK FACTORS - continued

Our success is dependent upon the continued efforts of Richard Lui, one of our Founders and currently our President, Chief Executive Officer and Chairman and Monica Ding, one of our Founders and currently our Chief Financial Officer, Secretary and a Director. The loss of Mr. Lui or Ms. Ding would have a material adverse effect upon our operations.  We anticipate that we will need to hire additional skilled personnel in all areas of our business in order to grow and rely substantially upon part time consultants and the employees of companies with which we have developed relationships.  There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect upon our business, financial condition and results of operations.

We do not currently maintain "key man" life insurance on the life of any of our employees.  To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons and there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

There may be conflicts of interest between our Management and other shareholders.

Conflicts  of  interest  create  the  risk  that  Management  may  have an incentive to act  adversely to the interests of other  shareholders.  In view of the fact that Management, together with their immediate family members, owns an aggregate of 67.54% of our issued and outstanding shares, if a conflict of interest arises between our Management's personal pecuniary interests and their fiduciary duty to our shareholders, Management would be in a position to take advantage of such an opportunity.  Accordingly, although we are unaware of any potential conflicts of interest at this time, our Management's pecuniary interest may at some point compromise their fiduciary duty to our shareholders.

RISK FACTORS RELATED TO OUR SHARES OF COMMON STOCK

We may be subject to the Securities and Exchange Commission's "penny stock" rules if our Common Stock sells below $5.00 per share.

 If the trading price of our Common Stock sells below $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000, excluding their primary residence, or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

Our Directors have the right to authorize the issuance of Preferred Stock.

Our directors, without further action by our shareholders, have the authority to issue shares of Preferred Stock from time to time in one or more series, and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of Preferred Stock could adversely affect the rights of holders of Common Stock and the value of such Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its executive offices, consisting of approximately 240 square feet, not including the conference room located at the office suite which the Company has a right to use, at 20955 Pathfinder Road, Suite 100, Diamond Bar, California 91765.  In addition, PharmaHub currently leases an office at One Broadway, 14th Floor, and Cambridge, Massachusetts.  The Diamond Bar office space is an executive office, which can accommodate 2-4 people with access to conference rooms in order to accommodate client meetings.  The Cambridge office space is an executive office, which can accommodate 1-2 people with access to conference rooms in order to accommodate client meetings and common space (work stations).

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the OTCBB under the symbol "CPHB.OB" As trading in the Company's common stock is limited and quotations are sporadic, on January 25, 2011, which was the last date upon which our common stock traded, the closing price for the Company's common stock was $4.97 per share. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Recent Sales of Unregistered Securities.

The following sets forth information relating to all previous sales of our common stock, which sales were not registered pursuant to the Securities Act.

Mr. Richard Lui, Ms. Amy Wang, Ms. Monica Ding and Mr. Rui Lin Ding were issued 3,500,000, 2,500,000, 3,000,000 and 3,000,000 shares, respectively, of restricted common stock as founders shares as of August 10, 2009.  They were issued at par value $0.001 per share. There were no business activity between the time the company was formed and the issuance of the founders shares.

During the period from January 29, 2010 through September 15, 2010, we sold an aggregate of 1,278,019 shares to 23 investors in exchange for net proceeds of $682,195 in cash pursuant to Rule 506 of Regulation D, promulgated under the Securities Exchange Act of 1934, as amended. There have been no sales of our securities subsequent to September 15, 2010. A list of the investors, the amount of stock purchased, and the date(s) of the purchase are listed below:

NAME OF INVESTOR	PRICE PER SHARE	TOTAL SHARES	TOTAL PRICE	DATE(S) PURCHASED
Neil Ackerson	$0.60	18,333	$11,000.00	8/27/10
Mohammad Akram Dar	$0.60	50,000	$30,000.00	2/10/10
Tucker Allen	$0.60	166,666	$100,000.00	2/10/10
William Burkland	$0.60	8,350	$5,010.00	3/16/10
Ian Burkland	$0.60	16,670	$10,002.00	3/16/10
Dadojul Trust	$0.60	100,000	$60,000.00	2/10/10
David Eric Allen Investment Trust	$0.60	25,000	$15,000.00	3/17/10
Flint Creek LLLP	$0.60	200,000	$120,000.00	3/18/10
Mansoor Haque	$0.60	26,000	$15,600.00	2/10/10
Marcia Kimball	$0.60	12,000	$7,200.00	3/26/10
Bosko Lazic	$0.60	10,000	$6,000.00	5/12/10
Adnan Mir	$0.60	10,000	$6,000.00	3/3/10
Ghulam Mir	$0.60	50,000	$30,000.00	2/10/10

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  - continued

NAME OF INVESTOR	PRICE PER SHARE	TOTAL SHARES	TOTAL PRICE	DATE(S) PURCHASED
Mark Palomba	$0.60	10,000	$6,000.00	3/18/10
Pete and Pat Allen Grandchildren’s Trust	$0.60	100,000	$60,000.00	2/10/10
R.S. Dallas Capital, LLC	$0.60	30,000	$18,000.00	8/27/10
Samuel Rosenfeld	$0.60	35,000	$21,000.00	2/10/10, 3/3/10
Saad Sanyurah	$0.60	91,667	$55,000.20	2/10/10, 5/12/10
Scaled Investments LLC	$0.60	100,000	$60,000.00	2/10/10
Rusel Sutcliffe	$0.60	10,000	$6,000.00	1/29/10
Ihsan Ul Haque	$0.60	150,000	$90,000.00	2/10/10
Saif Ur Rehman	$0.60	50,000	$30,000.00	3/1/10
Michael Varinsky	$0.60	8,333	$5,000.00	9/15/10

The sale of all shares were to “accredited investors” as defined in Rule 501 of Regulation D, promulgated under the Securities Exchange Act of 1934, as amended, pursuant to Rule 506 of Regulation D and are therefore exempt from registration under the Securities Act of 1933 pursuant to Regulation D.  Accordingly, the sale of the shares set forth above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

All purchasers represented in writing that they acquired the securities for their own accounts.  A legend was placed on the stock certificates stating that the securities have not been registered pursuant to the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may be sold pursuant to the exemption provided by Section 4(1) of the Securities Act or Rule 144 of the Securities Act.

In August, 2010, we sold an aggregate of 1,000,000 shares to two investors in exchange for an aggregate $600,000 in cash pursuant to Regulation S, promulgated under the Securities Act. A list of the investors, the amount of stock purchased, and the date(s) of the purchase are listed below:

NAME OF INVESTOR	PRICE PER SHARE	TOTAL SHARES	TOTAL PRICE	DATE(S) PURCHASED
Bao Jun Zhang	$0.60	500,000	$300,000.00	8/4/10
Qi Fa Zhang	$0.60	500,000	$300,000.00	8/4/10

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

As of September 30, 2010, an aggregate of 1,842,045 shares have been issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as consideration to Roger Xie, Eric Zhang, Aubrye Harris-Foote and Pharma Corporate Strategies LLC for services rendered.  Based on their respective services agreements, Roger Xie was issued 1,000,000 shares, Eric Zhang was issued 96,250 shares, Aubrye Harris-Foote was issued 45,795 shares, and Pharma Corporate Strategies LLC was issued 700,000 shares.   575,060 shares have been released pursuant to the terms of the services agreements between the Company and Roger Xie, Eric Zhang, Aubrye Harris-Foote and Pharma Corporate Strategies LLC, respectively, and are currently outstanding.  Of these shares, 749,593 shares have been subsequently repurchased by the Company pursuant to termination of services agreements with these parties. We have not, nor has any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  - continued

We have never utilized an underwriter for an offering of our securities, and there were no underwriting discounts or commissions involved. Hart Capital Management, LLC (“Hart”) has introduced us to the investors in our Regulation D offering in return for a finder’s fee of 10%.  Other than introducing us to our Regulation D investors, Hart has had no other involvement with respect to the sale of our securities to the Regulation D investors set forth above.

King Fortune Consultants Limited (" King Fortune") has introduced us to the investors in our Regulation S offering in return for a finder's fee of 10%. Other than introducing us to our Regulation S investors, King Fortune has had no other involvement with respect to the sale of our securities to the Regulation S investors set forth above.

Other than as described above, we have not issued or sold any other securities.

Issuer Repurchases of Equity Securities

None.

ITEM 6.  SELECT FINANCIAL INFORMATION

Not required to provide as a smaller reporting company as defined by Rule 229.10(f)(1).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of PharmaHub’s financial condition and results of operations from inception (July 9, 2009) through December 31, 2010 and certain material events thereafter. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above. This discussion includes forward-looking statements which, although based on assumptions that the management of PharmaHub considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are a development stage biopharmaceutical company focusing on the identification, acquisition, development and commercialization of pharmaceutical and healthcare products and technologies to address what Management believes are important unmet medical needs or which offer improved and cost-effective alternatives to current methods of treatment.  We intend to form relationships with, and then act as an intermediary between, Chinese pharmaceutical companies and other pharmaceutical companies located worldwide with initial emphasis in the United States, and when Management determines we have sufficient resources, in Europe (with a goal of eventually becoming a global pharmaceutical “HUB”).

Since our inception in July 2009, we have formed strategic partnerships and entered into cooperation agreements with research institutes, pharmaceutical companies and a governmental agency in the PRC. In September 2009, we entered into an exclusive cooperation with the National Engineering Research Center for the Development of New Drugs, d/b/a Beijing Collab Pharma Co. Ltd. (“NERC”), a quasi-state owned enterprise formed by the Ministry of Science and Technology of the People’s Republic of China. Pursuant to the terms of the Exclusive Cooperation Agreement, PharmaHub shall identify promising drug candidates in the United States and eventually Europe and assist the NERC in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”) and the NERC shall (1) identify promising drug candidates in the PRC for PharmaHub to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist PharmaHub in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs

In June 2010, we formed Akanas Therapeutics, Inc. with Dr. David Weaver and Dr. Michael Rynkiewicz to further the research and development of a proprietary technology using atomic structure to rapidly and cost-effectively create humanized antibodies which retain high affinity and avoid immunogenicity.

In July 2010, we formed a strategic partnership with the Sichuan Provincial government through the Sichuan Technology Exchange Center (the “STEC”), a subsidiary of the Sichuan Provincial Science & Technology Department, pursuant to which we and the STEC shall identify and present to each other promising pharmaceutical technologies in the United States and the PRC, respectively, to promote technological exchange and transfer between China and the U.S.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

In July 2010, we entered into a cooperation agreement with Chengdu Yongkon Pharmacy Co. Ltd., a Chinese pharmaceutical company with an established sales network in China. (“Chengdu Yongkon”). Pursuant to the terms of the cooperation agreement, we have been appointed by Chengdu Yongkon to be its appointed agent to identify pharmaceutical products and medical devices in the U.S. and negotiate the terms to sell such products and devices within the PRC.

In August 2010, PharmaHub entered into an Exclusive Distribution Agreement with Mo-Sci Corp., to research, give PharmaHub the exclusive right to market and sell certain high precision glass spheres in China, Hong Kong, Taiwan and Macau (collectively, the “Greater China Region”), Singapore, Malaysia, and Bangladesh.

In October 2010, we entered into an agreement with Integrated Biometrics, LLC (“IB”), effective October 27, 2010, to distribute IB’s patented Light Emitting Sensor (“LES”) biometric fingerprint scanner on an exclusive basis to certain industries in the PRC.

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to us. We shall pay Stern for its services a cash fee of $10,000 per month with an initial term ending May 31, 2011 and continuing thereafter on a month to month basis unless terminated by either party at any time upon sixty (60) days’ prior written notice after May 31, 2011.

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”), pursuant to which we were appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays.  The term of this agreement is four (4) years expiring on December 31, 2014, however, it may be extended for one or more terms of three (3) years following the date on which the Agreement is scheduled to terminate provided:

(1)
During the period beginning nine months, and ending six months, prior to the scheduled date of termination of this Agreement, Distributor gives Illumibrite notice of its intention to so extend the term of this Agreement, and,

(2)	Illumibrite, during the three-month period following its receipt of the notice described in clause (i) above, gives notice to Distributor of its intention to so extend the term of this Agreement

In December 2010, we entered into Cooperation Agreements separately with Guangzhou Baidi Biotechnology Co., Ltd., Chengdu Yunke Pharmaceutical Co., Ltd., and Xiangxue Pharmaceutical Co., Ltd. and a Letter of Intent with Chengdu Gaotong Isotope Co., Ltd. Pursuant to the terms of these cooperation agreements, these pharmaceutical companies will evaluate our current product candidates. In addition, we have been appointed by the first of these three pharmaceutical companies to be their appointed agent to identify pharmaceutical products and medical devices in the U.S. and negotiate the terms to sell such products and devices within the PRC. We intend to negotiate and enter into project specific agreements for specific product candidates.

On January 25, 2011, we incorporated CPC NuLife, Inc. (“NuLife”) in the State of Nevada, in which we own 92% to focus on the development and commercialization of irradiated high precision micron-sized glass spheres treating malignant tumor (“NuLife Spheres”).

On March 07, 2011, we incorporated Universal Blood Technologies, Inc. in the State of Nevada, to be utilized in connection with the license agreement with the University of California, discussed below.

On March 15, 2011, we entered into an exclusive worldwide license agreement with the University of California, to develop, commercialize, and market a universal donor blood product.

Our goal is to maximize the value of existing intellectual properties and technologies of the companies with which we intend to enter into agreements, including, but not limited to, partnership or licensing agreements. Our business plan has two main prongs: (1) to initiate, conduct and fund costs related to preclinical & clinical studies in the People’s Republic (the “PRC”) of selected drugs which are being developed in the United States, and (2) to attempt to maximize the value of worldwide licensing rights, excluding the PRC, of preclinical & clinical drugs classified as early and late stage by the State Food and Drug Administration of the People’s Republic of China (the “China SFDA”). Our current employees and consultants predominately provide services to identify technology and strategic partners in executing our business plan.  Our management is involved on an ongoing basis with respect to seeking relationships in China which will result in future research and development, and commercial and sales activities in China. We do not anticipate any current consultant or advisor other than officers to participate in the research and development, or engage in commercial and sales activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We have set initial milestones with respect to our products. The following is a summary of our milestones:

(1)
The first milestone with respect to the products being developed by MediTherX is reaching clinical trials in China, which is estimated to cost $2,000,000.  After obtaining approval from SFDA for clinical trials, we plan to conduct Phase I Clinical trials while starting to negotiate out-licensing opportunities with pharmaceutical companies.

(2)
The first milestone with respect to the NuLife Spheres is obtaininga PMA or CE Mark, which is estimated to cost $2,000,000 for related pre-clinical and clinical trials.  Upon approval of either PMA or CE Mark, we expect to generate revenue by marketing this product in the respective region for which it is approved.

(3)
The first milestone with respect to the Biometric Fingerprint Scanner is to identify and enter into an agreement with a lock manufacturer and/or other distributors, which is estimated to cost $20,000 to $30,000.  The product does not require regulatory approval from the Chinese government prior to sale to the general public.

(4)
The first milestone with respect to the Illumibrite System is obtaining clearance for distribution from CMOH.  We anticipate generating revenues within three to six months of achieving the first milestone, allowing time for packaging, marketing, and sales. We estimate that the clearance for distribution combined with these expenses will cost between $30,000 and $50,000 total.

Since inception we have focused upon organizing and staffing our company, inviting industry professionals and experts to join our advisory boards, negotiating in-licensing agreements with existing and potential partners, acquiring, developing and securing our proprietary technology, and understanding the preclinical trial and clinical trial results of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain a distribution partner for the LES biometric fingerprint scanner or obtain approval from the FDA, EMA, China SFDA or China MOH with respect to other current product candidates.  Upon approval from a regulatory body, we intend to generate revenues by selling our product candidates within the approved region or by granting patent licenses (“out-licensing”) we acquire to third parties.  Until such time as we are able to generate product revenue, we intend to meet our capital requirements through loans or the private placement of our securities.

Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues, timing or other delays during the course of developing our currently licensed product candidates, which are being developed by our subsidiary CPC NuLife, affiliates Akanas Therapeutics and MediTherX, we do not anticipate receiving regulatory approval to market any such products until, at the earliest, 2013 for NuLife Spheres and at the earliest 2015 for MediTherX EGFR humanized antibody.

Description of Selected Income Statement Items

Revenue and cost of revenue.  We have not generated any revenue from licensing, milestone or products sales through December 31, 2010. We do not expect to generate or produce revenue within the next 24 months for our product candidates but may decide to out-license one or more of our drug product candidates during that timeframe. If successful, we would anticipate revenues from such a transaction.  We have been seeking distribution for the LES biometric fingerprint scanner and Illumibrite Teeth Whitening products which, if successful, we would anticipate revenues from such distribution.  Further, we will continue executing our business plan by in-licensing market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate revenues.

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  As of the date hereof, none of our executives is receiving cash compensation. We issue shares to certain key management members on a quarterly basis based upon service agreements between PharmaHub and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. From inception through December 31, 2010, we have incurred a total of $197,990 in general and administrative expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. From inception through December 31, 2010, we have incurred a total of $461,075 in professional fees. These professional fees were incurred with respect to general administration and business development, and not for developing biopharmaceutical products.

Net loss.  From inception through December 31, 2010, we have incurred a total net loss of $683,576, primarily through the sale of our common stock.

Analysis of Cash Flow

We have not generated any cash from operating activities.

Net cash provided by financing activities. Cash flow from financing activities aggregated $969,835.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required to provide as a smaller reporting company as defined by Rule 229.10(f)(1).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements begin on page 37, immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS WITH RESPECT TO ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants with respect to any matter of accounting principles since our formation, and there are no disagreements between us and our accountants with respect to accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company (“the Certifying Officers”), with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officers concludes that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Mr. Richard Lui, who is also our President and Chief Executive Officer and Ms. Monica Ding, who is also our Chief Financial Officer and Secretary.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Richard Lui	45	President, CEO, Chairman	2009
Monica Ding	32	Secretary, CFO, Director	2009

All of our directors will hold office until such time as their successors, if any, have been duly elected and qualified.  All of our directors have currently been appointed to indefinite initial terms and we do not currently intend to elect additional directors or replace any of our current officers and directors.

All of our executive officers will hold office until the next annual meeting of the directors and until their successors, if any, have been duly appointed and qualified.

Richard Lui, Age 45, Founder, Director, Chairman, President and CEO since its inception in 2009 to present. From 2002 to 2009, Mr. Lui was the President and principal owner of Morgan Strategies Inc., a corporate finance advisory firm from January 2003 to August 2010.  Mr. Lui holds a B.S. degree in Aerospace Engineering from the University of Oklahoma.  Mr. Lui has also served on the Board of Directors of GeneBlue Corporation from December 2006 until February 2010.  We believe that Mr. Lui’s previous experiences as President and principal owner of Morgan Strategies, Inc., in conjunction with his directorship at GeneBlue Corporation, provide him with the business experience and business relationships in both the United States and PRC necessary to direct and oversee our development, including, but not limited to, the identification of, and negotiations with potential joint venture partners.

Monica Ding, Age 32, Founder, Director, Chief Financial Officer and Secretary of PharmaHub. Ms. Ding brings over 10 years of experience in corporate finance and business development in the Greater China region.  From January 2003 through March 2008, Ms. Ding was Vice President at Morgan Strategies, Inc., a corporate finance advisory firm.  From 2008 to 2009, Ms. Ding has served as  a consultant at Beijing Wowjoint Machinery Co., Ltd, a company specialized in the design, engineering and manufacturing of customized lifting and carrying equipment for the construction of railways, highways, subways and ports and which is now a wholly owned subsidiary of Wowjoint Holdings Limited, a NASDAQ listed public reporting company. From 2006 to 2008, Ms. Ding also served as a consultant to American Metal & Technology, Inc, which engages in precision casting, machining, and mold designing and manufacturing in the People's Republic of China and has been a U.S. public company since 2007.  These consulting services for both Wowjoint and American Metal & Technology were provided from time to time at the request of management.   Ms. Ding has also served on the Board of Directors of GeneBlue Corporation from December 2006 until February 2010. We believe that Ms. Ding’s previous experiences provide her with the business experience and business relationships in both the United States and PRC necessary to oversee our day to day operations.

Scientific Advisory Board (“SAB”), Business Development Advisory Board (“BDAB”), and Policy Advisory Board (“PAB”)

In addition to our Board of Directors and Executive Officers, we also have a Scientific Advisory Board (“SAB”), Business Development Advisory Board (“BDAB”), and Policy Advisory Board (“PAB”).  These three boards serve similar functions in identifying and advising Management of opportunities and products in the healthcare industry including, but not limited to, pharmaceutical products.  Each member of the SAB, BDAB, and PAB are also available to consult with the Company with respect to their respective fields of expertise.  Although the members of the SAB, BDAB, and PAB are not our Directors or Executive Officers, Management believes that each offers expertise in fields which are of interest to the Company by virtue of their experience and positions of leadership with various pharmaceutical companies and educational institutions.

Members of our SAB, BDAB, and PAB are compensated solely with shares of our common stock or nominal cash as set forth below.  They are entitled to reimbursement of reasonable travel and other out-of-pocket expenses incurred in the performance of their duties to the Company, provided that any expense in excess of $250 must be pre-approved by the Company.

Members of the SAB, BDAB, and PAB are selected based upon their experience and relationship in different areas including, but not limited to, marketing and clinical research, which would compliment other members of our boards and provide additional expertise in engaging in our business plan.

Our SAB currently consists of seven members, Peter Elliot, Ph.D., Richard Fisher, Ph.D., Dr. Ihsan Ul Haque, Curtis T. Keith, Ph.D., Xuan Kong, Ph.D., David Weaver, Ph.D., and Linze Zhang. The terms of the agreement with Dr. Xuan, Dr. Weaver, and Dr. Elliott have expired, and we are in the process of extending the terms. Extension letters are being reviewed and are expected to be accepted and signed in the near future.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Our BDAB currently consists of four members: Ikbal R. Chowdhury, Ph.D., Gus Pappas, Ph.D., Christian T. Tedrow, and Lianna Tan.

Our Policy Advisory Board currently consists of Qunhuan Liang.

In addition, Cai ZhiXiang renders services to the Company on a consultant basis with respect to developing the Company’s business in the PRC.

On August 31, 2010, Ms. Aubrye Harris-Foote, our Vice-President of Investor Relations as of the date of the initial filing of the Form 8-K, resigned from her position as Vice-President of Investor Relations in order to devote her time to other endeavors, although Ms. Harris-Foote continues to be involved with the Company on a consultant basis.  We entered into a termination agreement effective August 31, 2010.

On November 6, 2010, Mr. Roger Xie, our Executive Vice-President Head of Global Development and Chair of Scientific Advisory Board as of the date of the initial filing of the Form 8-K, resigned from his position as Executive Vice-President Head of Global Development and Chair of Scientific Advisory Board in order to focus himself upon other endeavors, although Mr. Xie continued to be involved with the Company on a consultant basis until January 2011. We entered into a termination agreement effective January 6, 2011.

On December 30, 2010, Mr. Eric Zhang, our Financial Controller resigned from his position effective as of December 30, 2010 in order to focus on his own private accounting firm practice. We entered into a termination agreement effective December 30, 2010. Mr. Zhang’s accounting firm Chan & Zhang CPA continues to provide accounting related services to us.

The following sets forth the terms and compensation of the individual service providers who are members of our designated Boards:

Scientific Advisory Board:

•	David Weaver served from March 1, 2010 through February 28, 2011, and received 10,000 shares as annual compensation.

•	Curtis Keith has been serving since April 1, 2010, which term expired on March 31, 2011, and received 10,000 shares as annual compensation.

•	Ihsan Haque has been serving since March 22, 2010, which term expired on March 21, 2011, and received 10,000 shares as annual compensation.

•	Peter Elliott has been serving since January 1, 2010, which term expires on December 31, 2011 and is in the process of being extended, and received 10,000 shares as annual compensation.

•	Richard Fisher has been serving since February 26, 2010, which term expired on February 25, 2011 and has been renewed, and received 10,000 shares as annual compensation.

•	Xuan Kong served from January 1, 2010 through December 31, 2010, and received 10,000 shares as annual compensation.

•	Linze Zhang has been serving since August 18, 2010, which term expires on August 17, 2011, and received 10,000 shares as semi-annual compensation.

Business Development Board:

•	Gus Pappas has been serving since August 1, 2010, which term expires on July 31, 2011, and received 5,000 shares as quarterly compensation for the past two quarters.

•	Ikbal Chowdhury has been serving since August 1, 2010, which term expires on July 31, 2011, and received 5,000 shares as quarterly compensation for the past two quarters.

•	Christian Tedrow has been serving since May 1, 2010, which term expires on April 30, 2011, and received 10,000 shares as annual compensation.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

•	Liana Tan has been serving since January 25, 2011, which term expires on January 24, 2012, and is entitled to receive 2,500 shares as quarterly compensation.

Policy Advisory Board

•	Qunhuan Liang has been serving since February 28, 2011, which the term expires on February 27, 2012, and is entitled to receive 5,000 shares as annual compensation.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our officers meet the highest standards of ethical conduct. The Code of Ethics requires that our officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interests.

Involvement with certain material legal proceedings during the past five years

(1)           None of our directors, officers, significant employees or consultants has been convicted in a criminal proceeding, exclusive of traffic violations, or is subject to any pending criminal proceeding.

(2)           None of our subsidiaries has been involved in any legal proceeding.

(3)           None of our directors, officers, significant employees or consultants has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)           None of our directors, officers or significant employees has been convicted of violating a federal or state securities or commodities law.

ITEM 11.  EXECUTIVE COMPENSATION

In view of the fact that we are a development stage Company which was formed in July, 2009, we did not pay any cash compensation to any of our officers and directors until November 2010.  Commencing in November 2010, Richard Lui and Monica Ding have been receiving monthly compensation of $4,500 and $4,000 respectively.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s common stock based upon 17,766,098 shares issued and outstanding as of December 31, 2010, by:

●	each person who is the owner of more than 5% of the Company’s common stock outstanding;
●	each person who became an executive officer or director of the Company; and
●	all of the Company’s directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares of Ordinary Shares Beneficial Ownership	Percentage of Outstanding Ordinary Shares
Richard Lui, Director and Officer(1)	3,500,000	19.70%
Monica Ding, Director and Officer(1)	3,000,000	16.89%
Amy Wang(1)(2)	2,500,000	14.07%
Rui Lin Ding(1)(3)	3,000,000	16.89%
Directors & Officers as a group	6,500,000	36.59%

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(1)	Unless otherwise indicated, the business address of each of the individuals is 20955 Pathfinder Road, Suite 100 Diamond Bar, California 91765.
(2)	Amy Wang is the wife of Richard Lui and is an initial investor in the Company.
(3)	Rui Lin Ding is the father of Monica Ding and is an initial investor in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 15, 2010, the Company entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which the Company has reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents set forth below; shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property, including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; shall form joint venture entities with Drs. Weaver and Rynkiewicz of which the Company shall initially own 35% and to which Drs. Weaver and Rynkiewicz have assigned their rights with respect to the patents discussed below. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, pursuant to the terms of the Definitive Agreement, PharmaHub incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”).  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics.

Pursuant to the terms of the Definitive Agreement, PharmaHub also incorporated MediTherX, Inc. (“MediTherX”) with Dr. Weaver and Dr. Rynkiewicz on June 30, 2010 in the State of Nevada. PharmaHub owns 35% of MediTherX.  MediTherX will focus upon the development and commercialization of its proprietary Epidermal Growth Factor Receptor (“EGFR”) humanized antibodies.  MediTherX licenses its technologies from Akanas Therapeutics, Inc. Management believes that MediTherX’s proprietary EGFR humanized antibodies have the potential to be superior in clinical trials, with lower immunogenicity and reduced side effects as compared to ERBITUX®.  The initial research and development with respect to MediTherX’s proprietary EGFR humanized antibodies had been conducted at Beijing Biotechnology Institute in the People’s Republic of China (the “PRC”). Management plans to continue working with Beijing Biotechnology Institute and also seek additional partners in the PRC to further its R&D and file Investigational New Drug Discovery (“IND”) in China.

On June 17, 2010, PharmaHub completed the transaction of purchasing 5,000,000 shares of common stock of World Wide Relics, Inc (“WWR”) from E. Todd Owens, representing 77.18% of the total issued and outstanding shares of WWR, effecting a change of control of WWR.  PharmaHub paid $275,250 as the purchase price for the shares, which funds were previously remitted to the Seller in March 2010 as a deposit. The two directors of PharmaHub were appointed as the directors and executive officers of WWR while all of the former directors and officers of WWR resigned simultaneously.

On August 13, 2010, PharmaHub announced that it closed with respect to a Merger Agreement dated as of July 28, 2010 (the “Agreement”) entered into with WWR.  Pursuant to the terms of the Agreement, PharmaHub merged with and into WWR and all of the property, rights, privileges, powers and franchises of PharmaHub vested in WWR, all debts, liabilities and duties of PharmaHub became the debts, liabilities and duties of WWR and the separate existence of PharmaHub as a Nevada corporation ceased (the “Merger”).  Subsequent to the Merger, WWR changed its name to “China PharmaHub Corp.”

DISCLOSURE OF COMMISSION POSITION

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended December 31, 2010 and 2009, our audit fees paid were $30,000 and $12,500, respectively.

Tax Fees
For the years ended December 31, 2010 and 2009, our tax fees paid were $0 and  $0, respectively.

All Other Fees.
For the years ended December 31, 2010 and 2009, our quarterly financial statements review fees paid were $12,500 and $5,000, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statements

1.	Financial Statements

The following financial statements are included in the Financial Statements filed as part of this Annual Report

(i)	Balance Sheets as of December 31, 2010 and 2009
(ii)	Statements of Operations for the Fiscal Years Ended December 31, 2010 and 2009
(iii)	Statement of Stockholders’ Equity for the Year Ended December 31, 2010
(iv)	Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
(v)	Notes to Financial Statements

2.
Financial Statement Schedules.  All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3.	The following exhibits are filed herewith or have been previously filed.

EXHIBIT                                                                                                       EXHIBIT DESCRIPTION
NUMBER

Exhibit 3.1	Amendment to Certificate of Incorporation**
Exhibit 3.2	Bylaws**
Exhibit 10.1	Merger Agreement between China PharmaHub Corp. and World Wide Relics, Inc. dated July 28, 2010**
Exhibit 10.2	Exclusive Cooperation Agreement between China PharmaHub Corp. and the PRC National Engineering Research Center for the Development of New Drugs dated September 15, 2009**
Exhibit 10.3	Definitive Agreement among China PharmaHub Corp., David Weaver and Michael Rynkiewicz dated June 15, 2010**†
Exhibit 10.4	Cooperation Agreement between China PharmaHub Corp. and Chengdu Yongkon Pharmacy Co., Ltd. dated July 1, 2010**
Exhibit 10.5	Cooperation Agreement between China PharmaHub Corp. and the Sichuan Technical Exchange Center dated July 1, 2010**
Exhibit 10.6	Distribution Agreement between China PharmaHub Corp. and Mo-Sci Corp. dated as of August 17, 2010**†
Exhibit 10.7	Distribution Agreement between China PharmaHub Corp. and Integrated Biometrics, LLC dated as of October 11, 2010*†
Exhibit 10.8	Investor Relations Services Agreement between China PharmaHub Corp. and Stern Investor Relations dated November 15, 2010**
Exhibit 10.9	Exclusive Distributorship Agreement between China PharmaHub Corp. and Illumibrite LLC dated November 15, 2010 **
Exhibit 10.10	Cooperation Agreement between China PharmaHub Corp. and Guangzhou Baidi Biotechnology Co., Ltd. dated December 3, 2010 **
Exhibit 10.11	Cooperation Agreement between China PharmaHub and Chengdu Yunke Pharmaceutical Co., Ltd. dated December 23, 2010 **
Exhibit 10.12	Cooperation Agreement between China PharmaHub Corp. and Xiangxue Pharmaceutical Co. Ltd. dated December 23, 2010 **
Exhibit 10.13	Letter of Intent between China PharmaHub Corp. and Chengdu Gaotong Isotope Co., Ltd dated September 28, 2010 **
Exhibit 10.14	Services Agreement between China PharmaHub Corp. and Pharma Corporate Strategies LLC, dated January 13, 2011. **
Exhibit 10.15	Services Agreement between China PharmaHub Corp. and Aubrye Harris-Foote, dated April 06, 2010. **
Exhibit 10.16	Services Agreement between China PharmaHub Corp. and Roger Xie, dated January 07, 2010. **
Exhibit 10.17	Services Agreement between China PharmaHub Corp. and Eric Zhang, dated January 06, 2010. **
Exhibit 31.1	CEO Certification Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) (17 CFR 240.13a-14(a)) or Rule 15d-1(a) (17 CFR 240.15d-14(a))*
Exhibit 31.2	CFO Certification Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) (17 CFR 240.13a-14(a)) or Rule 15d-1(a) (17 CFR 240.15d-14(a))*
Exhibit 32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed Herewith
**   Previously Filed
†      Confidential Treatment Requested

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMAHUB CORP. (Registrant)

	By:	/s/ Richard Lui
Dated: April 15, 2011		Richard Lui, President and Chief Executive Officer
	By:	/s/ Monica Ding
Monica Ding, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: April 15, 2011	By:	/s/ Richard Lui
Richard Lui
President, Chief Executive Officer, Director

Date: April 15, 2011	By:	/s/ Monica Ding
Monica Ding
Chief Financial Officer, Director

FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	38

Financial Statements

Consolidated Balance Sheets	39

Consolidated Statements of Operations	40

Statement of Changes in Stockholders' Equity	41

Statements of Cash Flows	42

Notes to Consolidated Financial Statements	43-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
China PharmaHub Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China PharmaHub Corp. (A Development Stage Company) and subsidiaries (the “Company”) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for the ended December 31, 2010 and 2009 and for the period from inception July 9, 2009 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China PharmaHub Corp. and subsidiaries at December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception, July 9, 2009 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co. LLP
New York, New York
April 14, 2011

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$640,773	$4,131
Deposit	3,544	-
Prepaid expenses	3,641	-
Due from related party	2,923	-
Total current assets	650,881	4,131

Equity Investments	42,373

Equipment, net	21,256	-

	$714,510	$4,131

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$118,313	$10,535
Other current liabilities	2,052	-
Total current liabilities	120,365	10,535

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 17,694,547 and 12,220,000 issued and
16,537,155 and 12,220,000 outstanding, respectively	17,694	12,220
Additional paid-in-capital	1,287,897	8,147
Subscription receivable	-	(200)
Deficit accumulated during the development stage	(711,446)	(26,571)
Total stockholders' equity	594,145	(6,404)

	$714,510	$4,131

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2010	For the period from inception (July 9, 2009) through December 31, 2009	Cumulative for the period from inception (July 9, 2009) through December 31, 2010

Revenue	$-	$-	$-

Operating expenses
Depreciation expense	1,119		1,119
General and administrative	179,719	18,271	197,990
Professional fees	491,275	8,300	499,575
Total operating expenses	672,113	26,571	698,684

Loss on equity investments	24,391	-	24,391

Net Loss	696,504	26,571	723,075

Gain on foreign currency transaction	11,629	-	11,629

Net comprehensive loss	$684,875	$26,571	$711,446

Loss per common share - basic and diluted	$0.05	$-

Weighted-average shares outstanding - basic and diluted	14,834,095	12,105,315

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, July 9, 2009 (inception)	-	$-	$-	$-	$ .	$-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200)		20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67			167
Net loss	-	-	-	-	(26,571)	(26,571)

Balance, December 31, 2009	12,220,000	12,220	8,147	(200)	(26,571)	(6,404)

Receipt of subscription receivable				200		200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150			2,871
Shares held in escrow - earned - 454,992 shares ($0.60, less payment of $0.00167 per share)			272,238			272,238
Shares held in escrow - repurchased ($0.00167 per share)	(108,501)	(109)	(72)			(181)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917			682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782			55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)			(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000)		90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990			6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474			1,476
Receipt of subscription receivable				450,000		450,000
Net loss	-	-	-	-	(684,875)	(684,875)

Balance, December 31, 2010	17,694,547	$17,694	$1,287,897	$-	$(711,446)	$594,145

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2010	Cumulative for the period from inception (July 9, 2009) through December 31, 2009	Cumulative for the period from inception (July 9, 2009) through December 31, 2010

Cash flows from operating activities:
Net loss	$(684,875)	$(26,571)	$(711,446)
Adjustments to reconcile net loss to net
Depreciation	1,119		1,119
cash used in operating activities:
Common stock issued for services	334,113	167	334,280
Loss on equity investments	24,391		24,391
(Increase) decrease in assets and liabilities:
Deposit	(3,544)	-	(3,544)
Prepaid expenses	(3,641)		(3,641)
Other receivable	(2,923)	-	(2,923)
Accrued expenses	107,778	10,535	118,313
Other current liabilities	2,052	-	2,052
Net cash used in operating activities	(225,530)	(15,869)	(241,399)

Cash flows from investing activities:
Equipment purchases	(22,375)	-	(22,375)
Investment in Equity Investments	(65,288)	-	(65,288)
Net cash used in investing activities	(87,663)	-	(87,663)

Cash flows from financing activities:
Purchase of World Wide Relics	(275,250)	-	(275,250)
Proceeds from sale of escrowed shares	2,871		2,871
Repurchase of escrowed shares	(181)		(181)
Stock subscription receivable		200	-
Proceeds from sale common stock	1,222,395	19,800	1,242,395
Net cash provided by financing activities	949,835	20,000	969,835

Net increase in cash and cash equivalents	636,642	4,131	640,773

Cash and cash equivalents - beginning of period	4,131	-	-

Cash and cash equivalents - end of period	$640,773	$4,131	$640,773

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$1,476	$-	$1,476

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business

China PharmaHub Corp. (“PharmaHub” or “CPC”) was incorporated in the state of Nevada on July 9, 2009.   Since its inception in 2009 to the present, CPC has been engaged the business of acquiring and/or licensing, developing and commercializing innovative products for the treatment of a variety of human diseases with a focus on offering improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines.

CPC’s initial focus is on pharmaceutical, biotechnology products including, but not limited to, medicines, medical remedies, therapies, medical equipment, and biometric products (“Pharma-products”) developed in the U.S. which have limited representation in the Asian Pacific Region. Subsequently, when Management determines we have sufficient resources, we intend to also consider Pharma-products being developed in Europe. PharmaHub’s projects include both ready-to-market products and Pharma-products, under development, which Management believes have the potential to benefit from additional research and development in the People’s Republic of China (the “PRC” or “China”), Hong Kong, Macau and Taiwan (collectively, the “Greater China Region”). PharmaHub also plans to identify novel drug candidates originating in China by licensing the rights to market such products in the rest of the world, excluding China.

On August 13, 2010, CPC announced that it closed with respect to a Merger Agreement dated as of July 28, 2010 (the “Merger Agreement” or the "Merger") entered into with World Wide Relics, Inc. (“WWR”), a Nevada corporation incorporated on January 18, 2005. CPC, prior to entering into the Merger Agreement, acquired 77.18% of WWR’s issued and outstanding stock on June 17, 2010 from WWR’s largest shareholder, totaling 5,000,000 common shares of WWR for $275,250. Pursuant to the terms of the Merger Agreement, WWR then issued an aggregate of 15,258,983 WWR common shares to the shareholders and service providers of CPC. In addition, from the 15,258,983 WWR common shares, 1,492,338 WWR common shares were issued to replace an equal number of shares of common stock of CPC which were being held in escrow as of the date of the Merger with respect to certain CPC services agreements. Upon issuance of these shares, these shareholders together with CPC shareholders prior to the Merger, control approximately 91% of WWR’s issued and outstanding common shares of voting capital stock on a fully diluted basis, and therefore will effectively have control of WWR. Pursuant to the terms of the Merger Agreement, all of the property, rights, privileges, powers and franchises of CPC have vested in WWR, all debts, liabilities and duties of CPC have become the debts, liabilities and duties of WWR and the separate existence of CPC, as a Nevada corporation, has ceased.

In connection with the Merger Agreement, WWR cancelled 5,000,000 shares of WWR’s common stock purchased by CPC from WWR’s largest shareholder on June 21, 2010 in anticipation of the Merger Agreement, and then issued the aggregate of 15,258,983 shares of its common stock as described above.   The purchase of 5,000,000 shares of WWR prior to the Merger Agreement was a private transaction whereby WWR did not issue any shares, and will not receive any of the proceeds. In addition, subsequent to the Merger Agreement, WWR’s former Secretary, Principal Accounting Officer and one of its former directors was assigned all of the assets owned by WWR immediately prior to the execution of the Merger Agreement and has assumed all of the liabilities of WWR immediately prior to the execution of the Merger Agreement.

The effect of the Merger is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Merger the financial statements presented are those of a combined CPC and its subsidiaries, as if the Merger Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Merger Agreement, CPC and their shareholders have effective control of WWR, even though WWR has acquired CPC. For accounting purposes, CPC will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of WWR, i.e. , a capital transaction involving the issuance of shares by WWR for the shares of CPC. Accordingly, the combined assets, liabilities and results of operations of CPC, and its subsidiaries, became the historical financial statements of WWR at the closing of the Merger Agreement, and WWR assets, liabilities and results of operations have been consolidated with those of CPC commencing as of August 23, 2010, the date Articles of Merger were filed with the Nevada Secretary of State. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business - continued

On August 23, 2010, World Wide Relics, Inc. formally changed its name to China PharmaHub Corp. Hereafter, WWR, CPC, or any of their subsidiaries are referred to as “We”, “Us,” “Our” or “the Company” unless specific reference is made to a particular entity.

On September 15, 2009, the Company entered into an Exclusive Business Cooperation Agreement with the PRC National Engineering Research Center for the Development of New Drugs (“NERC”), an establishment under the PRC Ministry of Science, which is supervised by the Institute of Materia Medica  and the Chinese Academy of Medical Sciences. Pursuant to the terms of the Exclusive Cooperation Agreement, the Company shall identify drug candidates in the United States and, when Management believes the Company has sufficient resources, Europe, and assist the NERC in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”). The NERC shall (1) identify drug candidates in the PRC for the Company to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist the Company in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

On January 8, 2010, the Company commenced a Private Placement Offering pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, seeking to raise a maximum of $1,200,000 at $0.60 per share of common stock pursuant to which the the Company sold an aggregate of 1,278,019 shares to 23 investors in exchange for an aggregate $766,812. the Company received $682,195 in cash, after commissions and professional fees of $84,617.

On June 15, 2010, the Company entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which the Company shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; form joint venture entities with Drs. Weaver and Rynkiewicz of which the Company shall own 35% of any joint venture entities formed. As to one of these joint ventures, Akanas Therapeutics, Inc. (“Akanas Therapeutics”), Drs. Weaver and Rynkiewicz have assigned their rights with respect to certain patents currently being developed to Akanas Therapeutics. The Company has reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, the Company incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology. Pursuant to the terms and conditions of the Definitive Agreement, the Company owns a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics. Akanas Therapeutics is being accounted for as an equity investment of the Company with limited operations since its founding. The Company has committed to fund Akanas Therapeutics and other joint ventures incorporated with Drs. Weaver and Rynkiewicz with up to an aggregate of $230,000 for reasonably incurred expenses. As of December 31, 2010, the Company has funded Akanas Therapeutics with $64,963 in cash and 2,460 shares of the Company’s common stock valued at $1,476, for a total investment of $66,439. The 2,460 shares of common stock were issued to Drs. Weaver and Rynkiewicz pursuant to the Definitive Agreement as a reimbursement for their previous expenses incurred with respect to the Antibody Technology and have been treated as an investment in Akanas Therapeutics for accounting purposes.  Investment in the common stock of Akanas Therapeutics is accounted for by the equity method. The carrying value of the Company’s investment in Akanas Therapeutics at December 31, 2010 was $42,162.05 after recording the Company’s proportional share of loss in Akanas Therapeutics for the twelve months ended December 31, 2010.

On June 30, 2010, the Company incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Biotechnology Institute.  Pursuant to the terms and conditions of the Definitive Agreement, the Company owns a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65%. MediTherX will be accounted for as an equity investment of the Company. As of December 31, 2010, MediTherX has commenced minimal operations. Investment in the common stock of MediTherX, Inc. is accounted for by the equity method. During the twelve months ended December 31, 2010 the Company invested a total of $325 in MediTherX. The carrying value of the Company’s investment in MediTherX, Inc. at December 31, 2010 was $211 after recording the Company’s proportional share of loss in MediTherX for the twelve months ended December 31, 2010.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and description of business - continued

On July 1, 2010, the Company entered into a Cooperation Agreement to form a strategic partnership with Chengdu Yongkon Pharmacy Co., Ltd. (“Chengdu Yongkon”), pursuant to which the Company shall identify pharmaceutical products and medical devices produced by third parties in regions outside of the PRC and negotiate with such third parties the terms to sell such products and devices in the PRC through Chengdu Yongkon’s established distribution channels, upon terms which shall be mutually agreed upon between PharmaHub and Chengdu Yongkon on a project by project basis.

On July 1, 2010, the Company entered into a Cooperation Agreement to form a strategic partnership with the Sichuan Provincial government through the Sichuan Technical Exchange Center, a subsidiary of the Sichuan Provincial Science & Technology Department, focusing upon the bio-pharmaceutical and medical device industries to promote technological exchange and transfer between the PRC and the U.S.

On August 17, 2010, the Company entered into an Exclusive Distributor Agreement with MO-SCI Corp., pursuant to which CPC obtained the exclusive rights to market and sell high precision glass spheres in the Greater China Region, Singapore, Malaysia, and Bangladesh.

On August 19, 2010, the Company incorporated True Value Capital, Inc., (“TVC”) a Nevada corporation, as a wholly owned subsidiary.

On October 11, 2010, the Company entered into a Distribution Agreement with Integrated Biometrics, LLC, effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries.

On November 15, 2010, the Company entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to the Company for a cash fee of $10,000 per month.

On November 15, 2010, the Company entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”), pursuant to which the Company is appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays.

On December 3, 2010, the Company entered into a Cooperation Agreement with Guangzhou Baidi Biotechnology to identify suitable projects for Guangzhou Baidi Biotechnology outside China.

On December 22, 2010, the Company entered into a Cooperation Agreement with Chengdu Yunke Pharmaceutical in which the Company will obtain suitable projects for Chengdu Yunke outside China.

On December 23, 2010, the Company entered into a Cooperation Agreement with Xiangxue Pharmaceutical to identify and pursue suitable projects for Xiangxue outside China.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of the Company reflect the activities of the following subsidiary:

Subsidiary		Percentage Of Ownership
True Value Capital, Inc.	Nevada corporation	100%

True Value Capital, Inc. was incorporated on August 19, 2010.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2010, cash and cash equivalents amounted to $640,773, of which $374,828 was with a bank in China.

At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits of $250,000 per deposit account, and the risk of losses related to such concentrations may be increasing as a result of economic developments. Cash in bank deposited with bank in China is not insured.

Inventories
Inventories, consisting of fingerprint scanners for resales, are stated at the lower of cost or market (estimated net realizable value) utilizing the weighted average method.

Equipment
Furniture and equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Furniture and equipment as of December 31, 2010 consisted of the following:

Computer	$2,395
Less: Accumulated Depreciation	120

Equipment, net	$2,275

Depreciation expense for the year ended December 31, 2010 totaled $120.

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

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies - continued

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share” . Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2010 there were no options or warrants outstanding. Potentially issuable shares under convertible debt agreements were not considered in diluted earnings per share as their inclusion was anti-dilutive.

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

Intangible Assets
The Company accounts for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of December 31, 2010 and December 31, 2009.

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

-
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 became effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 did not have a material effect on the Company’s consolidated financial statements.

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

Note 3 – Stockholders’ Equity

Prior to the Merger Agreement, and the Merger, the following equity transactions were recorded by CPC for cash and services:

-	On August 10, 2009, CPC received $20,000 in cash, with respect to the issuance of 12,000,000 common shares of CPC.

-	In connection with CPC’s founding, CPC issued 100,000 shares of common stock for services valued at $0.00167 for a total of $167.

-	On November 1, 2009, CPC received $200 in cash, with respect to the issuance of 120,000 common shares of CPC.

-
On January 5, 2010, CPC approved a limited and nonpublic offering of shares of CPC’s common stock to “Accredited Investors” only, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and applicable state securities laws. CPC received $682,195 in cash, after commissions and professional fees of $84,617, with respect to the issuance of 1,278,019 common shares of CPC at $0.60 per share.

-
In January 2010, CPC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPC in escrow to be released quarterly based upon the performance of services as provided under the agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPC cancels these shares. Prior to the Merger Agreement, and the Merger, CPC released 231,543 shares of CPC’s common stock valued at $0.60 per share, or $138,541, upon completion of required services. In addition, two of the contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively, were cancelled subsequent to the Merger. At the time of the Merger a total of 1,452,392 shares were held in escrow. As of December 31, 2010, 1,277,392 shares were held in escrow.

-	In January 2010 CPC issued 20,000 shares of common stock for services valued at $0.60 per share, or $12,000.

-
During the three months ended March 31, 2010 CPC entered into five consulting agreements with members of its Scientific Advisory Board (“SAB”). These contracts had a one year service commitment from the various dates of entry into the agreements. Under these contracts each member of the SAB received 10,000 shares of CPC’s common stock valued at $0.60 per share, for a total value of $30,000, with respect to all of the contracts. These shares were expensed upon issuance.

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Stockholders’ Equity - continued

-
During April and May 2010 CPC issued 20,000 shares of common stock upon entering into two consulting agreements with members of its Scientific Advisory Board (“SAB”). These contracts had a one year service commitment from the various dates of entry into the agreements. Under these contracts each member of the SAB received 10,000 shares for services valued at $0.60 per share, for a total of $12,000. These shares were expensed upon issuance.

-
On June 1, 2010 CPC entered into a service agreement that is to last four years until May 31, 2014. This agreement calls for the issuance of 3,125 shares per month during any month which service is provided. On June 1, 2010, CPC issued 3,125 shares of common stock for services valued at $0.60 per share, for a total of $1,875. No other shares were issued by CPC subsequent to this issuance and prior to the Merger Agreement, and the Merger.

Subsequent to the Merger Agreement, and the Merger, the following equity transactions were recorded by the Company:

-	In July 2010 the Company contributed 2,460 shares of its common stock valued at $0.60 per share, or $1,476, towards the purchase of its equity investment in Akanas Therapeutics.

-
On August 4, 2010, the Company closed upon a private placement of its shares of common stock pursuant to Regulation S of the Securities Act of 1933, as amended. A total of 1,000,000 shares were sold to non-U.S. investors at $0.60 per share. The net proceeds from the sale, after finder’s fee and estimated offering costs totaling $60,000, was $540,000.

-
On August 17, 2010, the Company approved the issuance of 10,000 shares of common stock for services valued at $0.60 per share, or $6,000, to a SAB Board member. These shares were expensed upon issuance.

-
On August 01, 2010, the Company approved the issuance of 20,000 shares of common stock for services contracts with one year commitment to two SAB members. As of December 31, 2010, the Company has not issued shares to the two shareholders but has accrued the earned shares valued at $0.60 per share, or $5,000 as professional expense.

-
During the quarter ended December 31, 2010, service providers earned 111,520 shares of the Company’s common stock that they had purchased and were being held in escrow until their release upon completion of required services.  These shares are valued at $0.60 per share, for a total of $66,726.

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

CHINA PHARMAHUB CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Income Tax

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

Accordingly, the net deferred tax asset related to the net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the United States.

The Company has incurred an aggregate net operating loss of approximately $436,000 for income tax purposes through December 31, 2010, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change in ownership could have resulted from the Merger. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and due to foreseeable continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset, resulting from the net operating loss, to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows:

	Year Ended December 31, 2010	For the period from inception (July 9, 2009) through December 31, 2009	For the period from inception (July 9, 2009) through December 31, 2010
U.S. statutory rates	(34%)	(34%)	(34%)
Permanent differences	16%	-	16%
Temporary differences	1%	-	1%
Valuation allowance on net operating loss benefit	17%	34%	17%
Provision for income tax	-	-	-

The Company’s deferred tax asset as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
Deferred tax asset:
Net U.S. operating loss carryforward	$148,000	$33,000
Total gross deferred tax asset	148,000	33,000
Less: valuation allowance	(148,000)	(33,000)
Net deferred tax asset	$-	$-

Note 6 - Subsequent Events

On January 5, 2011, the Company formed subsidiary CPC NuLife, Inc. in the state of Nevada, of which CPC owns 92%, to focus on the development and commercialization of irradiated microsphere device treating malignant tumors. The remaining 8% is owed by two of the CPC's advisors.

On March 7, 2011, the Company formed subsidiary, Universal Blood Technology, Inc. in the state of Nevada.

On March 15, 2011, the Company entered into an exclusive worldwide license agreement with the University of California, for worldwide rights to develop, commercialize and market a universal donor blood product derived from embryonic stem cells.

The Company has evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued and have determined that there were no other reportable events to be disclosed.