Form 10-Q
period 2011-03-31
China PharmaHub Corp.
filed 2011-05-16
CIK 1462109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The Registrant has 17,064,547 shares of Common stock, par value $0.001 per share issued and outstanding as of March 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$485,991	$640,773
Deposit	3,544	3,544.00
Prepaid expenses	1,000	3,641.00
Due from related party	25,028	2,923.00
Total current assets	515,563	650,881

Equity Investments	36,737	42,373

Equipment, net	20,137	21,256.00

	$572,437	$714,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$137,768	$118,313
Other current liabilities	921	2,052
Total current liabilities	138,689	120,365

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 17,064,547 and 17,694,547 issued and
16,592,807 and 16,537,155 oustanding, respectively	17,064	17,694
Additional paid-in-capital	1,320,773	1,287,897
Deficit accumulated during the development stage	(904,376)	(711,446)
	433,461	594,145
Noncontrolling interest	287	-
Total stockholders' equity	433,748	594,145

	$572,437	$714,510

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	Cumulative for the period from inception (July 9, 2009) through March 31, 2011
Revenue	$-	$-	$-

Operating expenses
Depreciation expense	1,119	-	2,238
General and administrative	60,892	16,490	258,882
Professional fees	153,630	90,726	653,205
Total operating expenses	215,641	107,216	914,325

Other (income) expenses
Gain on foreign currency transaction	(27,835)	-	(39,464)
Loss on equity investments	5,637	-	30,028
Total other (income expenses)	(22,198)	-	(9,436)

Net Loss	193,443	107,216	904,889

Noncontrolling interest	(513)	-	(513)

Net Loss - attributable to China Pharmahub Corp.	$192,930	$107,216	$904,376

Loss per common share - basic and diluted	$0.01	$0.01

Weighted-average shares outstanding - basic and diluted	16,482,099	12,404,820

The accompanying notes to the financial statements are an integral part of these statements.
.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common	Stock	Paid-in	Subscription	Accumulated	Noncontrolling	Stockholders'
	No. of Shares	Par Value	Capital	Receivable	Deficit	Interest	Equity

Balance, July 9, 2009 (inception)	-	-	-	-	.		-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200)			20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67				167
Net loss	-	-	-	-	(26,571)		(26,571)

Balance, December 31, 2009	12,220,000	12,220	8,147	(200)	(26,571)	-	(6,404)

Receipt of subscription receivable				200			200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150				2,871
Shares held in escrow - earned - 454,992 shares ($0.60, less payment of $0.00167 per share)			272,238				272,238
Shares held in escrow - repurchased ($0.00167 per share)	(108,501)	(109)	(72)				(181)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917				682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782				55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)				(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000)			90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990				6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474				1,476
Shares held in escrow - earned - 120,000 shares - not outstanding ($0.60, less payment of $0.00167 per share)							-
Receipt of subscription receivable				450,000			450,000
Net loss	-	-	-	-	(684,875)		(684,875)
Balance, December 31, 2010	17,694,547	17,694	1,287,897	-	(711,446)	-	594,145

Cash Received - Contribution from Noncomtrolling interest (Unaudited)						800	800
Shares held in escrow - repurchased ($0.00167 per share) (Unaudited)	(640,000)	(640)	(429)	-	-		(1,069)
Shares held in escrow - earned – 45,652 shares ($0.60, less payment of $0.00167 per share) (Unaudited)			27,315				27,315
Issuance of shares for services - post reverse merger ($0.60 per share) (Unaudited)	10,000	10	5,990	-	-		6,000
Net loss (Unaudited)					(192,930)	(513)	(193,443)

Balance, March 31, 2011 (Unaudited)	17,064,547	17,064	1,320,773	-	(904,376)	287	433,748

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	Cumulative for the period from inception (July 9, 2009) through March 31, 2011

Cash flows from operating activities:
Net loss	$(193,443)	$(107,216)	$(904,889)
Adjustments to reconcile net loss to net
Depreciation	1,119	-	2,238
cash used in operating activities:
Common stock issued for services	33,315	110,869	367,595
Loss on equity investments	5,636	-	30,027
(Increase) decrease in assets and liabilities:
Deposit	-	-	(3,544)
Prepaid expenses	2,641	(301,825)	(1,000)
Other receivable	(22,105)	(2,284)	(25,028)
Accrued expenses	19,455	6,316	137,768
Other current liabilities	(1,131)	72,862	921
Net cash used in operating activities	(154,513)	(221,278)	(395,912)

Cash flows from investing activities:
Equipment purchases	-	-	(22,375)
Investment in Equity Investments	-	-	(65,288)
Net cash used in investing activities	-	-	(87,663)

Cash flows from financing activities:
Purchase of World Wide Relics	-	-	(275,250)
Proceeds from sale of escrowed shares	-	-	2,871
Contributions from noncontrolling interest	800		800
Repurchase of escrowed shares	(1,069)	-	(1,250)
Stock subscription receivable	-	(200)	-
Proceeds from sale common stock	-	589,383	1,242,395
Net cash (used in) provided by financing activities	(269)	589,183	969,566

Net (decrease) increase in cash and cash equivalents	(154,782)	367,905	485,991

Cash and cash equivalents - beginning of period	640,773	4,131	-

Cash and cash equivalents - end of period	$485,991	$372,036	$485,991

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$-	$287	$1,476

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business

China PharmaHub Corp. (“CPC” or the “Company”) was incorporated in the state of Nevada on July 9, 2009.   Since its inception, we have been engaged the business of acquiring and/or licensing, developing and commercializing innovative products for the treatment of a variety of human diseases with a focus on offering improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines.

Our initial focus is on pharmaceutical, biotechnology products including, but not limited to, medicines, medical remedies, therapies, medical equipment, and biometric products (“Pharma-products”) developed in the U.S. which have limited representation in the Asian Pacific Region. In the future, when we determine we have sufficient resources, we intend to consider developing Pharma-products in Europe. Our projects include both ready-to-market products and Pharma-products which are under development and which we believe have the potential to benefit from additional research and development in the People’s Republic of China (the “PRC” or “China”), Hong Kong, Macau and Taiwan (collectively, the “Greater China Region”). We also plan to identify novel drug candidates originating in China by licensing the rights to market such products in the rest of the world.

On August 13, 2010, we announced that we closed with respect to a Merger Agreement dated July 28, 2010 (the “Merger Agreement” or the "Merger") entered into with World Wide Relics, Inc. (“WWR”), a Nevada corporation incorporated on January 18, 2005. On June 17, 2010, before entering into the Merger Agreement, we acquired 77.18% of WWR’s issued and outstanding stock from WWR’s largest shareholder, totaling 5,000,000 common shares of WWR for $275,250. A total of 6,478,5559 WWR common shares were outstanding prior to this purchase. Pursuant to the terms of the Merger Agreement, WWR then issued an aggregate of 15,258,983 WWR common shares to the shareholders and service providers of CPC. In addition, from the 15,258,983 WWR common shares, 1,492,338 WWR common shares were issued to replace an equal number of shares of common stock of CPC which were being held in escrow as of the date of the Merger with respect to certain CPC services agreements. Upon issuance of these shares, these shareholders together with CPC shareholders prior to the Merger, control approximately 91% of WWR’s issued and outstanding common shares of voting capital stock on a fully diluted basis, and therefore effectively have control of WWR. The remaining approximate 9% of WWR’s issued and outstanding common shares totaling 1,478,559 shares were held by WWR shareholders prior to the merger. Pursuant to the terms of the Merger Agreement, all of the property, rights, privileges, powers and franchises of CPC have vested in WWR; all debts, liabilities and duties of CPC have become the debts, liabilities and duties of WWR; and the separate existence of CPC, as a Nevada corporation, has ceased.

In connection with the Merger Agreement, WWR cancelled 5,000,000 shares of WWR’s common stock purchased by CPC from WWR’s largest shareholder on June 21, 2010 in anticipation of the Merger Agreement, and then issued the aggregate of 15,258,983 shares of its common stock as described above.   The purchase of 5,000,000 shares of WWR prior to the Merger Agreement was a private transaction whereby WWR did not issue any shares, and did not receive any of the proceeds. In addition, subsequent to the Merger Agreement, WWR’s former Secretary, Principal Accounting Officer and one of its former directors was assigned all of the assets owned by WWR immediately prior to the execution of the Merger Agreement and has assumed all of the liabilities of WWR immediately prior to the execution of the Merger Agreement.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business - continued

The effect of the Merger is such that effectively a reorganization of the entities occurred for accounting purposes and the Merger is deemed to have been a reverse acquisition. Subsequent to the Merger the financial statements presented are those of a combined CPC and its subsidiaries, as if the Merger Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Merger Agreement, CPC and our shareholders have effective control of WWR, even though WWR has acquired CPC. For accounting purposes, CPC is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of WWR, i.e. , a capital transaction involving the issuance of shares by WWR for the shares of CPC. Accordingly, the combined assets, liabilities and results of operations of CPC and its subsidiaries became the historical financial statements of WWR at the closing of the Merger Agreement, and WWR assets, liabilities and results of operations were consolidated with those of CPC commencing as of August 23, 2010, the date Articles of Merger were filed with the Nevada Secretary of State. No step-up in basis or intangible assets or goodwill was recorded in this transaction. As this transaction is accounted for as a reverse acquisition, all direct costs of the transaction were charged to additional paid-in capital. All professional fees and other costs associated with transaction were charged to additional paid-in-capital.

On August 23, 2010, World Wide Relics, Inc. formally changed its name to China PharmaHub Corp. Hereafter, WWR, CPC, or any of their subsidiaries are referred to as “We”, “Us,” “Our” or “the Company” unless specific reference is made to a particular entity.

On September 15, 2009, we entered into an Exclusive Business Cooperation Agreement with the PRC National Engineering Research Center for the Development of New Drugs (“NERC”), an establishment under the PRC Ministry of Science, which is supervised by the Institute of Materia Medica  and the Chinese Academy of Medical Sciences. Pursuant to the terms of the Exclusive Cooperation Agreement, we shall identify drug candidates in the United States and, when Management believes the Company has sufficient resources, Europe, and assist the NERC in obtaining rights to develop and market such candidates in the PRC. The NERC shall (1) identify drug candidates in the PRC that we will develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist us in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

On January 8, 2010, we commenced a Private Placement Offering pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, seeking to raise a maximum of $1,200,000 at $0.60 per share of common stock. Pursuant to offering we sold an aggregate of 1,278,019 shares to 23 investors in exchange for an aggregate $766,812, and we received $682,195 in cash, after commissions and professional fees of $84,617.

On June 15, 2010, we entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which we shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; form joint venture entities with Drs. Weaver and Rynkiewicz of which we shall own 35% of any joint venture entities formed. As to one of these joint ventures, Akanas Therapeutics, Inc. (“Akanas Therapeutics”), Drs. Weaver and Rynkiewicz have assigned their rights with respect to certain patents currently being developed to Akanas Therapeutics. We have reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, we incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology. Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics. Akanas Therapeutics is being accounted for as an equity investment of CPC with limited operations since its founding. We have committed to fund Akanas Therapeutics and other joint ventures incorporated with Drs. Weaver and Rynkiewicz with up to an aggregate of $230,000 for reasonably incurred expenses. As of March 31, 2011, we have funded Akanas Therapeutics with $64,963 in cash and 2,460 shares of CPC common stock valued at $1,476, for a total investment of $66,439. The 2,460 shares of common stock were issued to Drs. Weaver and Rynkiewicz pursuant to the Definitive Agreement as a reimbursement for their previous expenses incurred with respect to the Antibody Technology and have been treated as an investment in Akanas Therapeutics for accounting purposes.  Investment in the common stock of Akanas Therapeutics is accounted for by the equity method. The carrying value of our investment in Akanas Therapeutics at March 31, 2011 was $36,525 after recording the Company’s proportional share of loss in Akanas Therapeutics for the periods ended March 31, 2011.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business - continued

On June 30, 2010, we incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Biotechnology Institute.  Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65%. MediTherX will be accounted for as an equity investment of CPC. As of March 31, 2011, MediTherX has commenced minimal operations. Investment in the common stock of MediTherX, Inc. is accounted for by the equity method. During the twelve months ended December 31, 2010 we invested a total of $325 in MediTherX. The carrying value of our investment in MediTherX, Inc. at March 31, 2011 was $211 after recording the Company’s proportional share of loss in MediTherX for the period ended March 31, 2011.

On July 1, 2010, we entered into a Cooperation Agreement to form a strategic partnership with Chengdu Yongkon Pharmacy Co., Ltd. (“Chengdu Yongkon”), pursuant to which the Company shall identify pharmaceutical products and medical devices produced by third parties in regions outside of the PRC and negotiate with such third parties the terms to sell such products and devices in the PRC through Chengdu Yongkon’s established distribution channels, upon terms which shall be mutually agreed upon between PharmaHub and Chengdu Yongkon on a project by project basis.

On July 1, 2010, we entered into a Cooperation Agreement to form a strategic partnership with the Sichuan Provincial government through the Sichuan Technical Exchange Center, a subsidiary of the Sichuan Provincial Science & Technology Department, focusing upon the bio-pharmaceutical and medical device industries to promote technological exchange and transfer between the PRC and the U.S.

On August 17, 2010, we entered into an Exclusive Distributor Agreement with MO-SCI Corp., pursuant to which we obtained the exclusive rights to market and sell high precision glass spheres in the Greater China Region, Singapore, Malaysia, and Bangladesh.

On August 19, 2010, we incorporated True Value Capital, Inc., (“TVC”) a Nevada corporation, as a wholly owned subsidiary.

On October 11, 2010, we entered into a Distribution Agreement with Integrated Biometrics, LLC, effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries.

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to CPC for a cash fee of $10,000 per month.

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”) for four years expiring or December 31, 2014, pursuant to which the Company is appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays.

On December 3, 2010, we entered into a Cooperation Agreement with Guangzhou Baidi Biotechnology to identify suitable projects for Guangzhou Baidi Biotechnology outside China.

On December 22, 2010, we entered into a Cooperation Agreement with Chengdu Yunke Pharmaceutical in which we will obtain suitable projects for Chengdu Yunke outside China.

On December 23, 2010, we entered into a Cooperation Agreement with Xiangxue Pharmaceutical to identify and pursue suitable projects for Xiangxue outside China.

On January 5, 2011, the Company formed a subsidiary CPC NuLife, Inc. in the state of Nevada, of which CPC owns 92%, to focus on the development and commercialization of irradiated microsphere device treating malignant tumors. The remaining 8% is owned by two of CPC’s advisors.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business - continued

On March 7, 2011, the Company formed a subsidiary, Universal Blood Technology, Inc. in the state of Nevada, of which the Company owns 90%. The remaining 10% is owned by Shellwater & Co., a nominee of the Regents of the University of California.

On March 15, 2011, the Company announced that it has signed an exclusive worldwide license agreement with the University of California, for worldwide rights to develop, commercialize and market a universal donor blood product derived from embryonic stem cells developed by UCSD Associate Professor of Medicine and Pediatrics Dr. Ewa Carrier.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s Form 10-K which has been filed with the United States Securities and Exchange Commission. The results of operations for the three months period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011.

Principles of consolidation

The consolidated financial statements of CPC reflect the activities of the following subsidiary:
Subsidiary		Percentage Of Ownership
True Value Capital, Inc.	Nevada corporation	100%
CPC Nulife, Inc.	Nevada corporation	92%
Universal Blood Technology, Inc.	Nevada corporation	90%

True Value Capital, Inc. was incorporated on August 19, 2010.
CPC NuLife, Inc. was incorporated on January 5, 2011.
Universal Blood Technology, Inc. was incorporated on March 7, 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

Foreign Currency Translation
Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in a separate component of stockholders’ equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations as other (income) expense.

The Company has no foreign subsidiaries as of March 31, 2011 and December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2011, cash and cash equivalents amounted to $485,991, of which $217,591 was with a bank in China. At December 31, 2010, cash and cash equivalents amounted to $640,773, of which $374,828 was with a bank in China.

At various times and subsequent to March 31, 2011, we maintained account balances that exceeded federally insured limits of $250,000 per deposit account, and the risk of losses related to such concentrations may be increasing as a result of economic developments. Cash in bank deposited with bank in China are not insured.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Equipment as of March 31, 2011 consisted of the following:

	March 31, 2011	December 31, 2010
		(Audited)
Equipment	$22,375	$22,375
Less: Accumulated Depreciation	2,238	1,119
Equipment, net	$20,137	$21,256

Depreciation expense for the three month ended March 31, 2011 and 2010 totaled $1,119 and $1,119, respectively.

Equity Investments
We account for equity investments using the equity method unless the value of such investment has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. Our policy is to review its investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During a review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectations could result in additional other-than-temporary losses in future periods.

Revenue Recognition
We follow the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Income Taxes
We account for income taxes under ASC Topic 740, “Accounting for Income Taxes”. The Topic requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. The topic additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of our assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in our tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share of Common Stock
We present basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At March 31, 2011 there were no options or warrants outstanding.

Stock-Based Compensation
We have adopted FASB Accounting Standards Codification Topic 718-10, “Compensation- Stock Compensation” (“ASC 718-10”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

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

Fair value of certain of our financial instruments, including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities, approximate cost because of their short maturities. We measure and report fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, our credit risk.

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

Intangible Assets
We account for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of March 31, 2011 and December 31, 2010.

Research and Development
Research and development costs are expensed as incurred and to be included in general and administrative expenses. Research and development costs are incurred on a project specific basis. We had no research and development expenses for any periods covered by these financial statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements
The following is a list of recent accounting pronouncements summarized below:

-
In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 did not have a material effect on our consolidated financial statements.

-
In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)."  All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts.  ASU 2010-11 became effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010.  The provisions of ASU 2010-11 did not have a material effect on our consolidated financial statements.

-
In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral was effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 were effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to the consolidated statements.

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

-
In January 2010 CPHC, CPHC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPHC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPHC in escrow to be released quarterly based upon the performance of services as provided under agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPHC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPHC cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of CPHC's common stock valued at $0.60 per share, or $138,541, upon completion of required services. Subsequent to the Merger, during the year ended December 31, 2010, CPHC released 223,449 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $133,697. During the three months ended March 31, 2011, CPHC released 45,652 shares of CPHC's common stock valued at $0.6 per share, less the purchase price of $0.00167 per share, or $27,315. Subsequent to the Merger, during the year ended December 31, 2010, two contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively were cancelled. During the three months ended March 31, 2011 a contract with 640,000 unearned shares remaining, valued at the purchase price of $0.00167 per share or $1,069, was cancelled. As of March 31, 2011, a total of 471,470 shares were held in escrow.

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

-
On June 1, 2010, CPC entered into a service agreement that is to last four years until May 31, 2014. This agreement calls for the issuance of 3,125 shares per month during any month in which service is provided. On June 1, 2010, CPC issued 3,125 shares of common stock for services valued at $0.60 per share, for a total of $1,875. No other shares were issued by CPC with respect to this service agreement.

Subsequent to the Merger Agreement, and the Merger, the following equity transactions were recorded by the Company:

-	In July 2010, we contributed 2,460 shares of its common stock valued at $0.60 per share, or $1,476, towards the purchase of its equity investment in Akanas Therapeutics.

-
On August 4, 2010, we closed upon a private placement of its shares of common stock pursuant to Regulation S of the Securities Act of 1933, as amended. A total of 1,000,000 shares were sold to non-U.S. investors at $0.60 per share. The net proceeds from the sale, after finder’s fee and estimated offering costs totaling $60,000, was $540,000.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Stockholders’ Equity - continued

-	On August 17, 2010, we approved the issuance of 10,000 shares of common stock for services valued at $0.60 per share, or $6,000, to a SAB Board member. These shares were expensed upon issuance.
-
On August 01, 2010, we approved the issuance of 20,000 shares of common stock for services contracts with a one year commitment for a total of 10,000 shares valued at $0.60 per share, or $6,000, to two SAB members. As of March 31, 2010, 5,000 shares were issued to each member for a total of 10,000 shares valued at $0.60 per share, or $6,000.00.

In connection with the Merger Agreement, and the Merger, the shareholders of WWR prior to the Merger retained 1,478,559 shares of CPC.

On August 13, 2010 we approved the increase in the number of its authorized common shares from 25,000,000 shares to 100,000,000 shares.

Note 4 – Commitments

We currently lease office space at 1 Broadway-14th Floor, Cambridge, MA on a month-to-month basis. Included in the total deposit of $2,330 is a rent deposit of $790 with respect to the premises.

We entered into an office lease at 20955 Pathfinder Road, Suite 100, Diamond Bar, CA as of September 29, 2010. This lease is on a month –to- month basis. Basic monthly charges are $1,239 per month. Included in the total deposit of $2,330 is a rent deposit of $1,540 with respect to the premises.

Note 5 - Subsequent Events

We have evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued and has determined that there were no other reportable events to be disclosed

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP

The following is a discussion of PharmaHub’s financial condition and results of operations from inception (July 9, 2009) through March 31, 2011. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above. This discussion includes forward-looking statements which, although based on assumptions that the management of PharmaHub considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

In August 2010, we entered into an Exclusive Distribution Agreement with Mo-Sci Corp., to research, give PharmaHub the exclusive right to market and sell certain high precision glass spheres in China, Hong Kong, Taiwan and Macau (collectively, the “Greater China Region”), Singapore, Malaysia, and Bangladesh.

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

On March 07, 2011, we incorporated Universal Blood Technologies, Inc. in the State of Nevada of which the Company owns 90%, to be utilized in connection with the license agreement with the University of California, discussed below. The remaining 10% is owned by Shellwater & Co., a nominee of the Regents of the University of California.

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

(2)
The first milestone with respect to the NuLife Spheres is obtaining a Permanent Approval ("PMA") or CE Mark ("Conformité Européénne" Mark), which is estimated to cost $2,000,000 for related pre-clinical and clinical trials.  Upon approval of either PMA or CE Mark, we expect to generate revenue by marketing this product in the respective region for which it is approved.

(3)
The first milestone with respect to the Biometric Fingerprint Scanner is to identify and enter into an agreement with a lock manufacturer and/or other distributors, which is estimated to cost $20,000 to $30,000.  The product does not require regulatory approval from the Chinese government prior to sale to the general public.

(4)
The first milestone with respect to the Illumibrite System is obtaining clearance for distribution from Chinese Mistry of Health ("CMOH").  We anticipate generating revenues within three to six months of achieving the first milestone, allowing time for packaging, marketing, and sales. We estimate that the clearance for distribution combined with these expenses will cost between $30,000 and $50,000 total.

Since inception we have focused upon organizing and staffing our company, inviting industry professionals and experts to join our advisory boards, negotiating in-licensing agreements with existing and potential partners, acquiring, developing and securing our proprietary technology, and understanding the preclinical trial and clinical trial results of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain a distribution partner for biometric fingerprint scanner or obtain approval from the FDA, EMA, China SFDA or China MOH with respect to other current product candidates.  Upon approval from a regulatory body, we intend to generate revenues by selling our product candidates within the approved region or by granting patent licenses (“out-licensing”) we acquire to third parties.  Until such time as we are able to generate product revenue, we intend to meet our capital requirements through loans or the private placement of our securities.

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

Description of Selected Income Statement Items

Revenue and cost of revenue.  We have not generated any revenue from licensing, milestone or products sales through March 31, 2011. We do not expect to generate or produce revenue within the next 24 months for our product candidates but may decide to out-license one or more of our drug product candidates during that timeframe. If successful, we would anticipate revenues from such a transaction.  We have been seeking distribution for the LES biometric fingerprint scanner and Illumibrite Teeth Whitening products which, if successful, we would anticipate revenues from such distribution.  Further, we will continue executing our business plan by in-licensing market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate revenues.

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  As of the date hereof, none of our executives is receiving cash compensation. We issue shares to certain key management members on a quarterly basis based upon service agreements between PharmaHub and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. From inception through March 31, 2011, we have incurred a total of $258,882 in general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. From inception through March 31, 2011, we have incurred a total of $653,205 in professional fees. These professional fees were incurred with respect to general administration and business development, and not for developing biopharmaceutical products.

Net loss.  From inception through March 31, 2011, we have incurred a total net loss of $904,376, primarily through the sale of our common stock.

Analysis of Cash Flow

We have not generated any cash from operating activities.

Net cash provided by financing activities. Cash flow from financing activities aggregated $969,566.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 9, 2009) through March 31, 2011, we have incurred an aggregate net loss of $904,376 as a result of the expenses described above.

As of March 31, 2011, we had working capital of $376,874 and cash and cash equivalents of $485,991. We have financed our operations primarily through the sale of our stock, and to a much lesser extent, through the issuance of our common stock to service providers.  Cash on hand results primarily from previous financing activities and proceeds from our Rule 506 and Regulation S private placements of common stock.

Financing

As of March 31, 2011, we have raised gross proceeds of $1,366,812 through the sale of 2,278,019 shares of common stock at the offering price of $0.60 per share of which $450,000 was not received until after December 31, 2010 and were included in subscription receivable and with respect to which $60,000 of finder’s fees and offering costs have been recorded as commission payable as of March 31, 2011. 1,278,019 of these shares were sold pursuant to our Rule 506 private placement and 1,000,000 shares were sold pursuant to our Regulation S offering.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Based upon our working capital as of March 31, 2011, the proceeds of our equity financing in March 2010 and August 2010 and our projection of spending needs during 2011, which spending needs include general administrative expenses, advances of up to an aggregate of $230,000 to Akanas Therapeutics, Inc., MediTherX, Inc., or other subsidiaries which we may incorporate, and initiating the sales of IB products pursuant to the terms of the Distribution Agreement dated as of November 15, 2010, we believe that we have sufficient capital resources to meet our operating needs through 2011.

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

EXECUTIVE COMPENSATION

In view of the fact that we are a development stage Company which was formed in July, 2009, as of our fiscal year ended December 31, 2010 and as of March 31, 2011, we have not yet paid any cash compensation to any of our officers and directors.

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

On August 13, 2010, subsequent to the consummation of the merger with PharmaHub, four of our shareholders, owning an aggregate of 12,000,000 shares of our common stock, representing approximatelu 68% of our issued and outstanding shares of common stock, approved (A) our change of name from “World Wide Relics, Inc.” to “China PharmaHub Corp.” (B) the change of our registered agent to “State Agent and Transfer Syndicate, Inc.” and (C) the increase of our authorized shares of common stock by 75,000,000 shares to 100,000,000 shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

Exhibit 3.1	Amendment to Certificate of Incorporation****
Exhibit 3.2	By-Laws**
Exhibit 10.1	Cooperation Agreement between China PharmaHub Corp. and Chengdu Yongkon Pharmacy Co., Ltd. dated July 1, 2010***
Exhibit 10.2	Cooperation Agreement between China PharmaHub Corp. and the Sichuan Technical Exchange Center dated July 1, 2010***
Exhibit 10.3	Distribution Agreement between China PharmaHub Corp. and Mo-Sci Corp. dated as of August 26, 2010***†
Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

** Filed with the Company’s Material Report on Form 8-K, initially filed with the Securities and Exchange Commission on August 16, 2010 and incorporated herein by reference.

*** Filed with the Company’s First Amendment to its Material Report on Form 8-K/A on April 6, 2011, initially filed with the Securities and Exchange Commission on August 16, 2010.

**** Filed with the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2011 and incorporated herein by reference.

†      Confidential Treatment requested.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - continued

3	Filed Form 8-K on November, 2010, in which the Company announced that it had entered into a Distribution Agreement with Integrated Biometrics LLC on November 10, 2010
4	Filed Form 8-K on December 15, 2010, in which the Company announced that it had changed its independent certified accountant from Sherb & Co., LLP to De Joya Griffith & Company, LLC
5
Filed Form 8-K/A on December 16, 2010, in which the Company announced that it had completed the merger of China PharmaHub with and into the Company pursuant to the Merger Agreement dated as of July 28, 2010

6
Filed Form 8-K on January 19, 2011, in which the Company disclosed that it intended to utilize a Company Presentation, dated January 2011, for informational purposes for prospective investors and various third parties

7
Filed Form 8-K on March 30, 2011, in which the Company disclosed that it had issued a Press Release entitled, China PharmaHub Reviews 2010 and Recent Accomplishments, dated March 24, 2011, as well as a 2010 Annual Review Letter to Shareholders which was sent to shareholders of the Registrant and other interested parties

5
Filed Form 8-K/A on April 6, 2011, in which the Company announced that it had completed the merger of China PharmaHub with and into the Company pursuant to the Merger Agreement dated as of July 28, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMAHUB CORP.
(Registrant)

Date: May 16, 2011	By:	/s/ Richard Lui
Richard Lui
Title: President and Chief Executive Officer