Form 10-Q
period 2011-06-30
China PharmaHub Corp.
filed 2011-08-22
CIK 1462109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The Registrant has 17,069,547 shares of Common stock, par value $0.001 per share issued and outstanding as of August 15, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$386,302	$640,773
Deposit	3,544	3,544
Prepaid expenses	3,697	3,641
Due from related party	25,423	2,923
Total current assets	418,966	650,881

Equity Investments	34,697	42,373

Equipment, net	21,505	21,256

	$475,168	$714,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$193,240	$118,313
Other current liabilities	921	2,052
Total current liabilities	194,161	120,365

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 17,069,547 and 17,694,547 issued and
16,597,807 and 16,537,155 oustanding, respectively	17,070	17,694
Additional paid-in-capital	1,351,082	1,287,897
Deficit accumulated during the development stage	(1,087,161)	(711,446)
	280,991	594,145
Noncontrolling interest	16	-
Total stockholders' equity	281,007	594,145

	$475,168	$714,510

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30		For the six months ended June 30		Cumulative for the period from inception (July 9, 2009) through
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation expense	1,167	-	2,286	-	3,405
General and administrative	69,439	9,121	130,458	25,713	328,448
Professional fees	117,869	127,394	271,499	218,019	771,074
Total operating expenses	188,475	136,515	404,243	243,732	1,102,927

Other income(expenses)
Gain on foreign currency transaction	2,484	-	30,319	-	41,948
Other income	5,101	-	5,101	-	5,101
Loss on equity investments	(2,039)	-	(7,676)	-	(32,067)
Total other income/(expenses)	5,546	-	27,744	-	14,982

Net Income (Loss)	(182,929)	(136,515)	(376,499)	(243,732)	(1,087,945)

Noncontrolling interest	(271)	-	(784)	-	(784)

Net income (loss) - attributable to China Pharmahub Corp.	$(182,658)	$(136,515)	$(375,715)	$(243,732)	$(1,087,161)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average shares outstanding - basic and diluted	16,593,196	14,192,058	16,514,988	13,491,810

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid-in	Subscription	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

Balance, July 9, 2009 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200)			20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67				167
Net loss	-	-	-	-	(26,571)		(26,571)

Balance, December 31, 2009	12,220,000	12,220	8,147	(200)	(26,571)	-	(6,404)

Receipt of subscription receivable				200			200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150				2,871
Shares held in escrow - earned - 454,992 shares ($0.60, less payment of $0.00167 per share)			272,238				272,238
Shares held in escrow - repurchased ($0.00167 per share)	(108,501)	(109)	(72)				(181)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917				682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782				55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)				(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000)			90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990				6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474				1,476
Shares held in escrow - earned - 120,000 shares - not outstanding ($0.60, less payment of $0.00167 per share)							-
Receipt of subscription receivable				450,000			450,000
Net loss	-	-	-	-	(684,875)		(684,875)
Balance, December 31, 2010	17,694,547	17,694	1,287,897	-	(711,446)	-	594,145

Cash Received - Contribution from noncontrolling interest (Unaudited)						800	800
Shares held in escrow - repurchased ($0.00167 per share) (Unaudited)	(640,000)	(640)	(429)	-	-		(1,069)
Shares held in escrow - earned - 91,304 shares ($0.60, less payment of $0.00167 per share) (Unaudited)			54,630				54,630
Issuance of shares for services - post reverse merger ($0.60 per share) (Unaudited)	15,000	16	8,984	-	-		9,000
Net loss (Unaudited)					(375,715)	(784)	(376,499)

Balance, June 30, 2011 (Unaudited)	17,069,547	$17,070	$1,351,082	$-	$(1,087,161)	$16	$281,007

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,	For the six months ended June 30,	Cumulative for the period from inception (July 9, 2009) through June 30, 2011
	2011	2010

Cash flows from operating activities:
Net loss	$(376,499)	$(243,732)	$(1,087,945)
Adjustments to reconcile net loss to net
Depreciation	2,286	-	3,405
cash used in operating activities:
Common stock issued for services	63,630	181,699	397,910
Loss on equity investments	7,676	-	32,067
(Increase) decrease in assets and liabilities:
Deposit	-	(790)	(3,544)
Prepaid expenses	(56)	(2,284)	(3,697)
Due from related party	(22,500)	-	(25,423)
Accrued expenses	74,927	10,164	193,240
Other current liabilities	(1,131)	2,492	921
Net cash used in operating activities	(251,667)	(52,451)	(493,066)

Cash flows from investing activities:
Equipment purchases	(2,535)	-	(24,910)
Investment in Equity Investments	-	(44,500)	(65,288)
Net cash used in investing activities	(2,535)	(44,500)	(90,198)

Cash flows from financing activities:
Purchase of World Wide Relics	-	(275,250)	(275,250)
Proceeds from sale of escrowed shares	-	2,871	2,871
Repurchase of escrowed shares	(1,069)	-	(1,250)
Stock subscription receivable	-	200	-
Contribution from Noncontrolling Interest	800	-	800
Proceeds from sale common stock	-	659,123	1,242,395
Net cash provided by (used in) financing activities	(269)	386,944	969,566

Net increase in cash and cash equivalents	(254,471)	289,993	386,302

Cash and cash equivalents - beginning of period	640,773	4,131	-

Cash and cash equivalents - end of period	$386,302	$294,124	$386,302

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$-	$-	$1,476

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

On September 15, 2009, we entered into an Exclusive Business Cooperation Agreement with the PRC National Engineering Research Center for the Development of New Drugs (“NERC”), an establishment under the PRC Ministry of Science, which is supervised by the Institute of Materia Medica  and the Chinese Academy of Medical Sciences. Pursuant to the terms of the Exclusive Cooperation Agreement, we shall identify drug candidates in the United States and assist the NERC in obtaining rights to develop and market such candidates in the PRC. The NERC shall (1) identify drug candidates in the PRC that we will develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist us in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and description of business - continued

On June 15, 2010, we incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology. Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics. Akanas Therapeutics is being accounted for as an equity investment of CPC with limited operations since its founding. We have committed to fund Akanas Therapeutics and other joint ventures incorporated with Drs. Weaver and Rynkiewicz with up to an aggregate of $230,000 for reasonably incurred expenses. As of June 30, 2011, we have funded Akanas Therapeutics with $64,963 in cash and 2,460 shares of CPC common stock valued at $1,476, for a total investment of $66,439. The 2,460 shares of common stock were issued to Drs. Weaver and Rynkiewicz pursuant to the Definitive Agreement as a reimbursement for their previous expenses incurred with respect to the Antibody Technology and have been treated as an investment in Akanas Therapeutics for accounting purposes.  Investment in the common stock of Akanas Therapeutics is accounted for by the equity method. The carrying value of our investment in Akanas Therapeutics at June 30, 2011 was $34,486 after recording the Company’s proportional share of loss in Akanas Therapeutics for the periods ended June 30, 2011.

On June 30, 2010, we incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Biotechnology Institute.  Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65%. MediTherX will be accounted for as an equity investment of CPC. As of June 30, 2011, MediTherX has commenced minimal operations. Investment in the common stock of MediTherX, Inc. is accounted for by the equity method. During the twelve months ended December 31, 2010 we invested a total of $325 in MediTherX. The carrying value of our investment in MediTherX, Inc. at June 30, 2011 was $211 after recording the Company’s proportional share of loss in MediTherX for the period ended June 30, 2011.

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

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to CPC for a cash fee of $10,000 per month.  We have temporarily ceased payments as of June 1, 2011.

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

On May 2, 2011, we formed NatureSmart Technology, Inc. in the state of Nevada to focus on the marketing and sales of bio-fertilizer.  We own 70% of this entity.  The remaining 30% is owned by investor Qi Fa Zhang.

On May 6, 2011, we formed Marco Polo Hub, LLC in the state of Nevada, of which we own 100%, to conduct internet and retail sales and marketing of nutraceuticals with an initial focus on dental and oral hygiene products.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s Form 10-K which has been filed with the United States Securities and Exchange Commission. The results of operations for the three and six months period ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

Principles of consolidation

The consolidated financial statements of CPC reflect the activities of the following subsidiary:

Subsidiary		Percentage Of Ownership
True Value Capital, Inc.	Nevada corporation	100%
CPC Nulife, Inc.	Nevada corporation	92%
Universal Blood Technology, Inc.	Nevada corporation	90%
NatureSmart Technology, Inc.	Nevada corporation	70%
Marco Polo Hub, LLC	Nevada company	100%

True Value Capital, Inc. was incorporated on August 19, 2010.

CPC NuLife, Inc. was incorporated on January 5, 2011.

Universal Blood Technology, Inc. was incorporated on March 7, 2011.

NatureSmart Technology, Inc. was incorporated on May 2, 2011.

Marco Polo Hub, LLC was formed on May 6, 2011.

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

The Company has no foreign subsidiaries as of June 30, 2011 and December 31, 2010.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2011, cash and cash equivalents amounted to $386,302, of which $155,667 was with a bank in China. At December 31, 2010, cash and cash equivalents amounted to $640,773, of which $374,828 was with a bank in China.

At various times and subsequent to June 30, 2011, we maintained account balances that exceeded federally insured limits of $250,000 per deposit account, and the risk of losses related to such concentrations may be increasing as a result of economic developments. Cash in bank deposited with bank in China are not insured.

Equipment

Furniture and equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Equipment as of June 30, 2011 consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)
Equipment	$24,911	$22,375
Less: Accumulated Depreciation	3,406	1,119
Equipment, net	$21,505	$21,256

Depreciation expense for the three month ended June 30, 2011 and 2010 totaled $1,167 and $0, respectively.  Depreciation expense for the six month ended June 30, 2011 and 2010 totaled $2,286 and $0, respectively.

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

Earnings (Loss) Per Share of Common Stock

We present basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At June 30, 2011 there were no options or warrants outstanding.

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

Intangible Assets

We account for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of June 30, 2011 and December 31, 2010.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Stockholders’ Equity - continued

In January 2010 CPHC, CPHC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPHC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPHC in escrow to be released quarterly based upon the performance of services as provided under agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPHC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPHC cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $138,541, upon completion of required services. Subsequent to the Merger, during the year ended December 31, 2010, CPHC released 223,449 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $133,697. During the six months ended June 30, 2011, CPHC released 91,304 shares of CPHC's common stock valued at $0.6 per share, less the purchase price of $0.00167 per share, or $54,630. Subsequent to the Merger, during the year ended December 31, 2010, two contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively were cancelled. During the six months ended June 30, 2011 a contract with 640,000 unearned shares remaining, valued at the purchase price of $0.00167 per share or $1,069, was cancelled. As of June 30, 2011, a total of 471,470 shares were held in escrow.

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

On June 1, 2010, CPC entered into a service agreement that is to last four years until May 31, 2014. This agreement calls for the issuance of 3,125 shares per month during any month in which service is provided. On June 1, 2010, CPC issued 3,125 shares of common stock for services valued at $0.60 per share, for a total of $1,875. No other shares were issued by CPC with respect to this service agreement .

Subsequent to the Merger Agreement, and the Merger, the following equity transactions were recorded by the Company:

In July 2010, the Company issued 2,460 shares of its common stock valued at $0.60 per share, or $1,476, towards the purchase of its equity investment in Akanas Therapeutics.

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

On August 01, 2010, the Company approved the issuance of 20,000 shares of common stock for services contracts with a one year commitment for a total of 10,000 shares valued at $0.60 per share, or $6,000, to two SAB members. During the quarter ended June 30, 2011, 2,500 shares were issued to each member for a total of 5,000 shares valued at $0.60 per share, or $3,000.00.

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

We entered into an office lease at 20955 Pathfinder Road, Suite 100, Diamond Bar, CA as of September 29, 2010. This lease is on a month –to- month basis. Basic monthly charges are $1,290 per month. Included in the total deposit of $2,330 is a rent deposit of $1,540 with respect to the premises.

Note 5 - Subsequent Events

We have evaluated subsequent events that occurred after the balance sheet date up to the date the financial statements were issued and has determined that there were no other reportable events to be disclosed

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP

The following is a discussion of PharmaHub’s financial condition and results of operations from inception (July 9, 2009) through June 30, 2011. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above. This discussion includes forward-looking statements which, although based on assumptions that the management of PharmaHub considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are a development stage biopharmaceutical company focusing on the identification, acquisition, development and commercialization of pharmaceutical and healthcare products and technologies to address what Management believes are important unmet medical needs or which offer improved and cost-effective alternatives to current methods of treatment.  We intend to form relationships with, and then act as an intermediary between, Chinese pharmaceutical companies and other pharmaceutical companies located worldwide with initial emphasis in the United States with a goal of eventually becoming a global pharmaceutical “HUB”.

Since our inception in July 2009, we have formed strategic partnerships and entered into cooperation agreements with research institutes, pharmaceutical companies and a governmental agency in the PRC. In September 2009, we entered into an exclusive cooperation with the National Engineering Research Center for the Development of New Drugs, d/b/a Beijing Collab Pharma Co. Ltd. (“NERC”), a quasi-state owned enterprise formed by the Ministry of Science and Technology of the People’s Republic of China. Pursuant to the terms of the Exclusive Cooperation Agreement, PharmaHub shall identify promising drug candidates in the United States and assist the NERC in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”) and the NERC shall (1) identify promising drug candidates in the PRC for PharmaHub to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist The Company in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

The Company currently does not have operations or generate revenues.  We intend to meet our capital requirements for any expenses we may have with existing agreements and relations with parties with which we enter into agreements and joint ventures.

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

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to us. We shall pay Stern for its services a cash fee of $10,000 per month with an initial term ending May 31, 2011 and continuing thereafter on a month to month basis unless terminated by either party at any time upon sixty (60) days’ prior written notice after May 31, 2011. We have temporarily ceased payments as of June 1, 2011.

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

On March 15, 2011, we entered into an exclusive worldwide license agreement with the University of California, to develop, commercialize, and market a universal donor blood product derived from embryonic stem cells developed by UCSD Associate Professor of Medicine and Pediatrics Dr. Ewa Carrier.  Pursuant to this agreement, the University may publish or otherwise disseminate information concerning the Invention at anytime and the Company is paying consideration for its early access to the Invention.

On May 2, 2011, we formed NatureSmart Technology, Inc. in the state of Nevada to focus on the marketing and sales of bio-fertilizer.  We own 70% of this entity.  The remaining 30% is owned by investors Qi Fa Zhang.

On May 6, 2011, we formed Marco Polo Hub, LLC in the state of Nevada, of which we own 100% to conduct internet and retail sales and marketing of nutraceuticals with an initial focus on dental and oral hygiene products.

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

We have set initial milestones with respect to our products. The following is a summary of our milestones:

(1)
The first milestone with respect to the products being developed by MediTherX is reaching clinical trials in China, which is estimated to cost $2,000,000.  After obtaining approval from SFDA for clinical trials, we plan to conduct Phase I Clinical trials while starting to negotiate out-licensing opportunities with pharmaceutical companies.  We anticipate it will take 12-18 months before we are ale to begin Phase I Clinical trials.

(2)
The first milestone with respect to the NuLife Spheres is obtaining a Premarket Approval ("PMA") or CE Mark, the European mark of approval for marketing, which is estimated to cost $2,000,000 for related pre-clinical and clinical trials.  Upon approval of either PMA or CE Mark, we expect to generate revenue by marketing this product in the respective region for which it is approved.  We anticipate it will be 12-18 months before we obtain a PMA and 18-24 months before we obtain a CE Mark.

(3)
The first milestone with respect to the Biometric Fingerprint Scanner is to identify and enter into an agreement with a lock manufacturer and/or other distributors, which is estimated to cost $20,000 to $30,000.  The product does not require regulatory approval from the Chinese government prior to sale to the general public.  We anticipate entering into an agreement with a lock manufacturer and /or other distributors within approximately six months.

(4)	The first milestone with respect to the Illumibrite System is obtaining clearance for distribution from China Ministry of Health ("China MOH").

Since inception we have focused upon organizing our company, inviting industry professionals and experts to join our advisory boards, negotiating in-licensing agreements with existing and potential partners, acquiring, developing and securing our proprietary technology, and understanding the preclinical trial and clinical trial results of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until and unless we successfully obtain a distribution partner for the LES biometric fingerprint scanner or obtain approval from the FDA, European Medicines Agency ("EMA"), China SFDA or China MOH with respect to other current product candidates.  Upon approval from a regulatory body, we intend to generate revenues by selling our product candidates within the approved region or by granting licenses (“out-licensing”) we acquire to third parties.  Until such time as we are able to generate product revenue, in addition to our present cash, we intend to meet our capital requirements through loans or the private placement of our securities.

Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues, timing or other delays during the course of developing our currently licensed product candidates, which are being developed by our subsidiary CPC NuLife, affiliates Akanas Therapeutics and MediTherX, we do not anticipate receiving regulatory approval to market any such products until, at the earliest, 2013 for NuLife Spheres and at the earliest 2015 for MediTherX EGFR humanized antibody.  Although we have intellectual property rights with respect to the patent application entitled “Methods for Humanizing Antibodies and Humanized Antibodies Made Thereby,” we currently have no pharmaceutical products to market and sell in order to generate revenues.  However, we do have the rights to market and sell two non-pharmaceutical products, the Integrated Biometrics’ fingerprint biometric identity solutions, which management believes should start generating revenue by the second half of 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Description of Selected Income Statement Items

Revenue and cost of revenue.  We have not generated any revenue from licensing, milestone or products sales through June 30, 2011. We do not expect to generate or produce revenue within the next 24 months for our product candidates but may decide to out-license one or more of our drug product candidates during that timeframe. If successful, we would anticipate revenues from such a transaction.  We have been seeking distribution for the LES biometric fingerprint scanner products which, if successful, we would anticipate revenues from such distribution.  Further, we will continue executing our business plan by in-licensing market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate revenues.

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  As of the date hereof, Richard Lui and Monica Ding receive monthly compensation of $4,500 and $4,000 respectively.  We issue shares to certain key advisory management members on a quarterly basis based upon service agreements between the Company and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. From inception through June 30, 2011, we have incurred a total of $328,448 in general and administrative expenses.

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. From inception through June 30, 2010, we have incurred a total of $771,074 in professional fees. These professional fees were incurred with respect to general administration and business development, and not for developing biopharmaceutical products.

Net loss.  From inception through June 30, 2011, we have incurred a total net loss of $1,087,945 due to expenditures of cash raised from the sale of our common stock and the issuance of common stock for services..

Analysis of Cash Flow

We have not generated any cash from operating activities.

Net cash provided by financing activities. Cash flow from financing activities aggregated $969,566.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 9, 2009) through June 30, 2011, we have incurred an aggregate net loss of $1,087,945 as a result of the expenses described above.

As of June 30, 2011, we had working capital of $224,805 and cash and cash equivalents of approximately $386,302. We have financed our operations primarily through the sale of our stock, and to a much lesser extent, through the issuance of our common stock to service providers.  Cash on hand results primarily from previous financing activities and proceeds from our Rule 506 and Regulation S private placements of common stock.

Financing

As of June 30, 2011, we have raised gross proceeds of $1,366,812 through the sale of 2,278,019 shares of common stock at the offering price of $0.60 per share.  Commission and Professional fees associated with these financing totaled $144,617.

License Agreement and Development Agreement Obligations

Pursuant to the terms of the Definitive Agreement by and among the Company, Dr. Weaver and Dr. Rynkiewicz, The Company has agreed to advance up to an aggregate of $230,000 over the next four years to Akanas Therapeutics, MediTherX and other subsidiaries which may be incorporated by the Company in furtherance of the objectives of the Definitive Agreement (the “Advances”).  The Advances shall be funded from the cash which we have received from the sales of our common stock via private placements and used to fund the reasonably necessary expenses incurred by Akanas Therapeutics, MediTherX and such other subsidiaries with respect to ongoing general and administrative expenses, corporate legal fees, intellectual property legal fees, tax liabilities, and research and development.

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

Based upon our working capital as of June 30, 2011, the proceeds of our equity financing in 2010 and our projection of spending needs during 2011, which spending needs include general administrative expenses, advances of up to an aggregate of $230,000 to Akanas Therapeutics, Inc., MediTherX, Inc., or other subsidiaries which we may incorporate, and initiating the sales of IB products pursuant to the terms of the Distribution Agreement dated as of October 19, 2010, we believe that we have sufficient capital resources to meet our operating needs through the second quarter of 2012.

We have based our estimates upon assumptions which may prove to be incorrect. The extent of our available resources and the actual amount of funds which we will require are subject to many factors, some of which might be beyond our control. These factors include the following:

●	Costs to acquire and maintain intellectual properties;
●	the progress of our research activities and our ability to find equity partners in jointly conducting such researches;
●	the progress of our submissions to relevant regulatory bodies for NuLife Spheres and their requirements on preclinical and clinical data;
●	the number and scope of our research programs and other commercialization projects;
●	our ability to achieve our milestones under any licensing arrangements; and
●	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights;

Potential sources of additional liquidity include strategic relationships, licensing of the rights with respect to certain of our products to third parties and public or private sales of equity or debt. We may seek to access the public or private equity markets again when and if conditions are favorable to our long-term capital requirements. It is uncertain whether additional financing will be available upon terms which will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. We are in the process of seeking investments from investment bankers and will need to raise funds from joint ventures and third parties to engage in our intended activities.  If we are successful, we will use the funds raised for the development and distribution of our products.  We anticipate over $4 million of expected costs with respect to meeting the milestones set for the development and distribution of our products.  These expected costs have not been included in our “operating needs” but will require additional funds raised at the appropriate time to carry-out the anticipated plans to meet our milestones.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly delay certain activities or limit our operations and our business, financial condition and our results of operations would be materially harmed.

Our short-term liquidity and capital resources include our current available cash of approximately $386,000.  We expend approximately $30,000 per month for operating expenses.  We have enough available cash to carry us for approximately 12 months.  Long-term, we intend to raise capital to achieve our milestones through the sale of our Common Stock, various distribution agreements and joint ventures.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 6, 2010, the Company entered into a Services Agreement with Eric Zhang (the “Services Agreement’) pursuant to which Mr. Zhang agreed to serve the Company with the title of Controller.  Mr Zhang was responsible for advising the Company financial planning, debt financing and budget management functions, ensuring Company accounting procedures conformed to generally accepted accounting principles, providing strategic advice to the Company’s management team, and for providing guidance to the Company’s worldwide pharmaceutical cooperation organizations to assist them in achieving financial leadership across all business units.

Pursuant to his Services Agreement, Mr. Zhang agreed to receive ninety six thousand two hundred fifty (96,250) shares of Common Stock of the Company, at $.00167 per Share, as compensation for his services spread out evenly over the period of fifteen (15) payments to be released to him every three (3) months.

On December 30, 2010, Mr. Zhang resigned from the Company in order to focus on his own private accounting firm practice.  Mr. Zhang’s accounting firm Chan & Zhang CPA continues to provide accounting related services to us.  We entered into a termination agreement (the “Termination Agreement”) effective December 30, 2010.  Pursuant to the Termination Agreement, Mr. Zhang kept twenty four thousand six hundred ninety-nine (24,699) shares of Common Stock for Services rendered through December 30, 2010 and the Company repurchased the unearned portion of seventy one thousand five hundred fifty one (71,551) shares at the repurchase price of $.00167 per share.

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

On June 15, 2010, pursuant to the terms of the Definitive Agreement, CPC incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”).  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2011, 2,500 shares were issued to each Dr. Gus Pappas and Ikbal Chowdhury for a total of 5,000 shares valued at $0.60 per share, or $3,000.00, pursuant to their advisory agreements.

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

CHINA PHARMAHUB CORP.
(Registrant)

Date: August 22, 2011	By:	/s/ Richard Lui
Richard Lui
Title: President and Chief Executive Officer