Form 10-Q/A
period 2011-06-30
China PharmaHub Corp.
filed 2011-09-13
CIK 1462109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the  "Amendment") amends the Quarterly Report on Form 10-Q of China PharmaHub Corp. (the  "Company") for the quarter ended June 30, 2011 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 22, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company's other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase*
Exhibit 101.PRE	XBRL Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMAHUB CORP.
(Registrant)

Date: September 13, 2011	By:	/s/ Richard Lui
Richard Lui
Title: President and Chief Executive Officer