Form 10-Q
period 2011-09-30
China PharmaHub Corp.
filed 2011-11-21
CIK 1462109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The Registrant has 16,689,111 shares of Common stock, par value $0.001 per share issued and outstanding as of November 18, 2011.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$267,926	$640,773
Deposit	3,544	3,544
Prepaid expenses	3,200	3,641
Due from related party	34,795	2,923
Total current assets	309,465	650,881

Equity Investments	30,752	42,373

Equipment, net	20,259	21,256

	$360,476	$714,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$192,871	$118,313
Other current liabilities	921	2,052
Total current liabilities	193,792	120,365

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 17,069,547 and 17,694,547 issued and
16,689,111 and 16,537,155 outstanding, respectively	17,070	17,694
Additional paid-in-capital	1,378,398	1,287,897
Subscription receivable	-	-
Noncontrolling interest	(490)	-
Deficit accumulated during the development stage	(1,228,294)	(711,446)
Total stockholders' equity	166,684	594,145

	$360,476	$714,510

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative for the
					(July 9, 2009)
	For the three months ended		For the nine months ended		through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	68,160	55,177	198,618	83,314	396,608
Professional fees	64,151	104,561	335,650	314,744	835,225
Depreciation expense	1,256	-	3,542	-	4,661
Total operating expenses	133,567	159,738	537,810	398,058	1,236,494

Other income(expenses)
Gain on foreign currency transaction	(4,304)	-	26,015	-	37,644
Other income	177	-	5,278	-	5,278
Loss on equity investments	(3,945)	(24,167)	(11,621)	(24,167)	(36,012)
Total other income/(expenses)	(8,072)	(24,167)	19,672	(24,167)	6,910

Net Loss before noncontrolling interest	(141,639)	(183,905)	(518,138)	(422,225)	(1,229,584)

Noncontrolling interest	(506)	-	(1,290)	-	(1,290)

Net loss - attributable to China Pharmahub Corp.	$(141,133)	$(183,905)	$(516,848)	$(422,225)	$(1,228,294)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted-average shares outstanding - basic and diluted	16,643,459	15,935,113	16,593,255	14,315,884

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid-in	Subscription	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

Balance, July 9, 2009 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200.0)			20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67				167
Net loss	-	-	-	-	(26,571)		(26,571)
Balance, December 31, 2009	12,220,000	12,220	8,147	(200.0)	(26,571)	-	(6,404)

Receipt of subscription receivable				200.0			200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150				2,871
Shares held in escrow - earned - 454,992 shares ($0.60, less payment of $0.00167 per share)			272,238				272,238
Shares held in escrow - repurchased ($0.00167 per share)	(108,501)	(109)	(72)				(181)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917				682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782				55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)				(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000.0)			90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990				6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474				1,476
Receipt of subscription receivable				450,000.0			450,000
Net loss	-	-	-	-	(684,875)		(684,875)
Balance, December 31, 2010	17,694,547	17,694	1,287,897	-	(711,446)	-	594,145

Cash contributed from Non-controlling interest						800	800
Shares held in escrow - repurchased ($0.00167 per share)	(640,000)	(640)	(429)	-	-		(1,069)
Shares held in escrow - earned - 136,956 shares ($0.60, less payment of $0.00167 per share)			81,945				81,945
Issuance of shares for services - post reverse merger ($0.60 per share)	15,000	16	8,985	-	-		9,001
Net loss					(516,848)	(1,290)	(518,138)
Balance, September 30, 2011 (unaudited)	17,069,547	$17,070	$1,378,398	$-	$(1,228,294)	$(490)	$166,684

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,				Cumulative for the period from inception (July 9, 2009) through September 30, 2011
	2011		2010

Cash flows from operating activities:
Net loss	$(518,138)		$(422,225)		$(1,229,584)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,542		-		4,661
Common stock issued for services	85,946		267,387		420,226
Loss on equity investments	11,621		24,167		36,012
Net changes in assets and liabilities:
Deposit	-		(2,330)		(3,544)
Prepaid expenses	441		(1,619)		(3,200)
Other receivable	-		(2,284)		-
Due from related party	(31,872)		-		(34,795)
Inventory	-		(3,480)		-
Accrued expenses	79,558		38,947		197,871
Commission payable	-		60,000		-
Other current liabilities	(1,131)		2,302		921
Net cash used in operating activities	(370,033)		(39,135)		(611,432)

Cash flows from investing activities:
Equipment purchases	(2,545)		(2,395)		(24,920)
Investment in Equity Investments	-		(65,288)		(65,288)
Net cash used in investing activities	(2,545)		(67,683)		(90,208)

Cash flows from financing activities:
Purchase of World Wide Relics	-		(275,250)		(275,250)
Proceeds from sale of escrowed shares	-		2,871		2,871
Repurchase of escrowed shares	(1,069)		(62)		(1,250)
Stock subscription receivable	-		-		-
Noncontrolling interest	800		-		800
Proceeds from sale common stock	-		772,395		1,242,395
Net cash (used in) provided by financing activities	(269)		499,954		969,566

Net (decrease) increase in cash and cash equivalents	(372,847)		393,136		267,926

Cash and cash equivalents - beginning of period	640,773		4,131		-

Cash and cash equivalents - end of period	$267,926		$397,267		$267,926

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$-	$	$1,476	$	$1,476
Issuance of common shares to satisfy accrued expenses	$5,000	$	$-	$	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

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

On August 13, 2010, we announced that we closed with respect to a Merger Agreement dated July 28, 2010 (the “Merger Agreement” or the "Merger") entered into with World Wide Relics, Inc. (“WWR”), a Nevada corporation incorporated on January 18, 2005. On June 17, 2010, before entering into the Merger Agreement, we acquired 77.18% of WWR’s issued and outstanding stock from WWR’s largest shareholder, totaling 5,000,000 common shares of WWR for $275,250. A total of 6,478,559 WWR common shares were outstanding prior to this purchase. Pursuant to the terms of the Merger Agreement, WWR then issued an aggregate of 15,258,983 WWR common shares to the shareholders and service providers of CPC. In addition, from the 15,258,983 WWR common shares, 1,492,338 WWR common shares were issued to replace an equal number of shares of common stock of CPC which were being held in escrow as of the date of the Merger with respect to certain CPC services agreements. Upon issuance of these shares, these shareholders together with CPC shareholders prior to the Merger, control approximately 91% of WWR’s issued and outstanding common shares of voting capital stock on a fully diluted basis, and therefore effectively have control of WWR. The remaining approximate 9% of WWR’s issued and outstanding common shares totaling 1,478,559 shares were held by WWR shareholders prior to the merger. Pursuant to the terms of the Merger Agreement, all of the property, rights, privileges, powers and franchises of CPC have vested in WWR; all debts, liabilities and duties of CPC have become the debts, liabilities and duties of WWR; and the separate existence of CPC, as a Nevada corporation, has ceased.

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
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 1 – Organization and description of business - continued

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

On June 15, 2010, we incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology. Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics. Akanas Therapeutics is being accounted for as an equity investment of CPC with limited operations since its founding. We have committed to fund Akanas Therapeutics and other joint ventures incorporated with Drs. Weaver and Rynkiewicz with up to an aggregate of $230,000 for reasonably incurred expenses. As of September 30, 2011, we have funded Akanas Therapeutics with $64,963 in cash and 2,460 shares of CPC common stock valued at $1,476, for a total investment of $66,439. The 2,460 shares of common stock were issued to Drs. Weaver and Rynkiewicz pursuant to the Definitive Agreement as a reimbursement for their previous expenses incurred with respect to the Antibody Technology and have been treated as an investment in Akanas Therapeutics for accounting purposes.  Investment in the common stock of Akanas Therapeutics is accounted for by the equity method (Note 5).

On June 30, 2010, we incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Biotechnology Institute.  Pursuant to the terms and conditions of the Definitive Agreement, we own a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65%. MediTherX will be accounted for as an equity investment of CPC. As of September 30, 2011, MediTherX has commenced minimal operations. Investment in the common stock of MediTherX, Inc. is accounted for by the equity method (Note 5).

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

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
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 1 – Organization and description of business - continued

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”) for four years expiring or December 31, 2014, pursuant to which the Company is appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays. This agreement was terminated by both the Company and Illumibrite in September 2011.

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

On May 6, 2011, we formed Marco Polo Hub, LLC in the state of Nevada, of which we own 100%, to conduct internet and retail sales and marketing of nutraceuticals with an initial focus on dental and oral hygiene products under the name CenterStage.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s Form 10-K which has been filed with the United States Securities and Exchange Commission. The results of operations for the three and nine months period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011.

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
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - continued

Principles of consolidation - continued

Marco Polo Hub, LLC was formed on May 6, 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

Non-Controlling Interest

“Non-controlling interest” represents the minority members’ proportionate share of the equity of NatureSmart Technology, Universal Blood Technology, and CPC Nulife.  The Parent’s controlling interest in NatureSmart Technology, Universal Blood Technology, and CPC Nulife  requires that their operations be included in the unaudited consolidated financial statements.  The equity interest of NatureSmart Technology, Universal Blood Technology, and CPC Nulife that is not owned by the Parent is shown as non-controlling interest in the unaudited condensed consolidated financial statements.

Development Stage Enterprise

At September 30, 2011, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

The Company has no foreign subsidiaries as of September 30, 2011 and December 31, 2010.

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - continued

Reclassifications

Certain amounts in the period ended September 30, 2010 financial statements have been reclassified to conform to the current period ended September 30, 2011 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2011, cash and cash equivalents amounted to $267,926, of which $25,807was with a bank in China. At December 31, 2010, cash and cash equivalents amounted to $640,773, of which $374,828 was with a bank in China.

At various times and subsequent to September 30, 2011, we maintained account balances that exceeded federally insured limits of $250,000 per deposit account, and the risk of losses related to such concentrations may be increasing as a result of economic developments. Cash in bank deposited with bank in China are not insured.

Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are based on the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation

Depreciation is computed on the straight-line method net of salvage value with useful lives as follows:
Computer equipment and software    3 - 5 years

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - continued

Equity Investments

We account for equity investments using the equity method unless the value of such investment has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. Our policy is to review our investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During a review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectations could result in additional other-than-temporary losses in future periods.

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - continued

Earnings (Loss) Per Share of Common Stock

We present basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At September 30, 2011 there were no options or warrants outstanding.

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
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

 Note 2 - Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments - continued

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

Intangible Assets

We account for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of September 30, 2011 and December 31, 2010.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

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

Recent Accounting Pronouncements

The following is a list of recent accounting pronouncements summarized below:

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple- deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company adopted the measurement requirements of this guidance prospectively with no impact to the financial statements.

In May 2011, the FASB issued ASU No. 2011-04 which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially impact the Company's financial statement statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company does not expect a significant impact on the Company's financial positions as a result of adoption of these new requirements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the future impact this ASU will have on their consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Equipment

Equipment consisted of the following:

	September 30, 2011 (unaudited)	December 31, 2010
Equipment	$24,920	$22,375
Less accumulated depreciation	(4,661)	(1,119)
	$20,259	$21,256

Depreciation expense for the three months ended September 30, 2011 and 2010 totaled $1,246 and $0, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 totaled $3,542 and $0, respectively.

Note 4 – Prepaid Expenses

Prepaid expenses consisted of prepaid legal fees as of September 30, 2011. Prepaid expenses consisted of prepaid rent as of December 31, 2010.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 5 - Investment In Non-Controlling Interest

Akanas Therapeutics, Inc.

We have analyzed our investment in Akanas Therapeutics, Inc. for the period ended September 30, 2011 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323). The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

August 2010, initial investment	$66,439
Equity in loss for year ended December 31, 2010	(24,277)
Investment balance, December 31, 2010	42,162
Equity in loss for nine months ended September 30, 2011	(11,410)
Investment balance, September 30, 2011	$30,752

MediTherX, Inc.

We have analyzed our investment in MediTherX, Inc. for the period ended September 30, 2011 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 2010, initial investment		$325
Equity in loss for year ended December 31, 2010		(114)
Investment balance, December 31, 2010		211
Equity in loss for period ended September 30, 2011		(211)
Investment balance, September 30, 2011	$	- 0 -

Note 6 – Stockholders’ Equity

Prior to the Merger Agreement, and the Merger, the following equity transactions were recorded by CPC (for purposes of this document "CPC" includes references to China PharmaHub prior to the merger) for cash and services:

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

 Note 6 – Stockholders’ Equity - continued

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

In January 2010 CPHC, CPHC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPHC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPHC in escrow to be released quarterly based upon the performance of services as provided under agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPHC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPHC cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $138,541, upon completion of required services. Subsequent to the Merger, during the year ended December 31, 2010, CPHC released 223,449 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $133,697. During the nine months ended September 30, 2011, CPHC released 136,956 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $81,945. Subsequent to the Merger, during the year ended December 31, 2010, two contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively were cancelled. During the nine months ended September 30, 2011 a contract with 640,000 unearned shares remaining, valued at the purchase price of $0.00167 per share or $1,069, was cancelled. As of September 30, 2011, a total of 380,436 shares were held in escrow.

In January 2010 CPC issued 20,000 shares of common stock for services valued at $0.60 per share, or $12,000.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

 Note 6 – Stockholders’ Equity - continued

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 6 – Stockholders’ Equity - continued

On August 17, 2010, the Company approved the issuance of 10,000 shares of common stock for services valued at $0.60 per share, or $6,000, to a SAB Board member. These shares were expensed upon issuance.

On August 01, 2010, the Company approved the issuance of 20,000 shares of common stock for services contracts with one year commitment to two SAB members. As of December 31, 2010, the Company had not issued shares to the two shareholders but had accrued $5,000 as professional expense. During the nine months ended September 30, 2011 the Company has expensed an additional $4,000 in services related to this contract. During the nine months ended September 30, 2011 the Company has issued 15,000 shares of common stock valued at $0.60 per share, for a total value of $9,000.

 In connection with the Merger Agreement, and the Merger, the shareholders of WWR prior to the Merger retained 1,478,559 shares of CPC.

On August 13, 2010 we approved the increase in the number of its authorized common shares from 25,000,000 shares to 100,000,000 shares.

Note 7 – Stock Based Compensation

2011 Stock Option Plan

Our board of directors adopted and approved our 2011 Stock Option Plan (“Plan”) on August 31, 2011, which provides for the granting and issuance of up to two million (2,000,000) shares of our common stock. As of September 30, 2010, we have not granted any options to purchase any shares of common stock.

Our Stock Option Committee (Committee) administers our Plan and performs the administration function of the Plan. The Committee has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award.  Our board of directors may amend or modify Plan at any time.  However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

The Plan permits us to grant Non-Statutory stock options to our employees, directors and consultants.  The options issued under this Plan are intended to be Non-Qualified Stock Options exempt from Code Section 409A.

The duration of a stock option granted under our Plan cannot exceed five years.  The exercise price of an incentive stock option cannot be less than 110% of the fair market value of the common stock on the date of grant.

The Committee determines the term of stock options granted under our Plan, up to a maximum of ten years, except in the case of certain events, as described below.  Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service.  If an optionee's service relationship with us ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the nine months ended September 30, 2011 and 2010

Note 7 – Stock Based Compensation - continued

Unless the Committee provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

Note 8 – Commitments

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

Note 9 - Subsequent Events

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events through November 21, 2011, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP

The following is a discussion of China PharmaHub Corp.’s (“CPC” or the “Company”) financial condition and results of operations from inception (July 9, 2009) through September 30, 2011. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above. This discussion includes forward-looking statements which, although based on assumptions that the management of CPC considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are a development stage biopharmaceutical company focusing on the identification, acquisition, development and commercialization of pharmaceutical and healthcare products and technologies to address what Management believes are important unmet medical needs or which offer improved and cost-effective alternatives to current methods of treatment.  We intend to form relationships with, and then act as an intermediary between, pharmaceutical and healthcare companies and other pharmaceutical and healthcare companies located worldwide with initial emphasis in the United States with a goal of eventually becoming a global pharmaceutical “HUB”.

Since our inception in July 2009, we have formed strategic partnerships and entered into cooperation agreements with research institutes, pharmaceutical companies and a governmental agency in the PRC. In September 2009, we entered into an exclusive cooperation with the National Engineering Research Center for the Development of New Drugs, d/b/a Beijing Collab Pharma Co. Ltd. (“NERC”), a quasi-state owned enterprise formed by the Ministry of Science and Technology of the People’s Republic of China. Pursuant to the terms of the Exclusive Cooperation Agreement, CPC shall identify promising drug candidates in the United States and assist the NERC in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”) and the NERC shall (1) identify promising drug candidates in the PRC for CPC to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist CPC in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs.

CPC currently does not have operations or generate revenues.  We intend to meet our capital requirements for any expenses we may have with existing agreements and from the sales of our CenterStage brand of teeth whitening products and our biometric products in the United States and other countries.

Our goal is to maximize the value of existing intellectual properties and technologies of the companies with which we intend to enter into agreements, including, but not limited to, partnership or licensing agreements. Our business plan has two main prongs: (1) to initiate, conduct and fund costs related to preclinical & clinical studies in the People’s Republic (the “PRC”) of selected drugs which are being developed in the United States, and (2) to attempt to maximize the value of worldwide licensing rights, excluding the PRC, of preclinical & clinical drugs classified as early and late stage by the State Food and Drug Administration of the People’s Republic of China (the “China SFDA”). Our current employees and consultants predominately provide services to identify technology and strategic partners in executing our business plan.  Our management is involved on an ongoing basis with respect to seeking relationships within the U.S. and worldwide which will result in future research and development, and commercial and sales activities. We do not anticipate any current consultant or advisor other than officers to participate in the research and development, or engage in commercial and sales activities.

We have set initial milestones with respect to our products. The following is a summary of our milestones:

(1)
The first milestone with respect to the products being developed by MediTherX is reaching clinical trials in China, which is estimated to cost $2,000,000.  After obtaining approval from SFDA for clinical trials, we plan to conduct Phase I Clinical trials while starting to negotiate out-licensing opportunities with pharmaceutical companies.  We anticipate it will take 12-18 months before we are able to begin Phase I Clinical trials.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

(2)
The first milestone with respect to the NuLife Spheres is obtaining a Premarket Approval ("PMA") or CE Mark, the European mark of approval for marketing, which is estimated to cost $2,000,000 for related pre-clinical and clinical trials.  Upon approval of either PMA or CE Mark, we expect to generate revenue by marketing this product in the respective region for which it is approved.  We anticipate it will be 12-18 months before we obtain a PMA and 18-24 months before we obtain a CE Mark

(3)
The first milestone with respect to the Biometric Fingerprint Scanner is to identify and enter into an agreement with a lock manufacturer and/or other distributors, which is estimated to cost $20,000 to $30,000.  The product does not require regulatory approval from the Chinese government prior to sale to the general public.  We anticipate entering into an agreement with a lock manufacturer and /or other distributors within approximately six months.

Since inception we have focused upon organizing our company, inviting industry professionals and experts to join our advisory boards, negotiating licensing rights from existing and potential partners, acquiring, developing and securing our proprietary technology, and understanding the preclinical trial and clinical trial results of our product candidates. We are a development stage company and have generated no revenue since inception. We do not anticipate generating any product revenue until our CenterStage brand of teeth whitening products and our biometric products have commenced sales in the U.S. and other countries.  Upon approval of an applicable regulatory body, we intend to generate revenues by selling our product candidates within the approved region or by granting licenses (“out-licensing”) we acquire to third parties.  Until such time as we are able to generate product revenue, in addition to our present cash, we intend to meet our capital requirements through loans or the private placement of our securities.

Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues, timing or other delays during the course of developing our currently licensed product candidates, which are being developed by our subsidiary CPC NuLife, affiliates Akanas Therapeutics and MediTherX, we do not anticipate receiving regulatory approval to market any such products until, at the earliest, 2013 for NuLife Spheres and at the earliest 2015 for MediTherX EGFR humanized antibody.  We have intellectual property rights with respect to the patent application entitled “Methods for Humanizing Antibodies and Humanized Antibodies Made Thereby”. Also, we anticipate sales of our CenterStage brand of teeth whitening products and our biometric products in the U.S. and abroad.

 Description of Selected Income Statement Items

Revenue and cost of revenue.  We have not generated any revenue from licensing, milestone or products sales through September 30, 2011. We do not expect to generate or produce revenue within the next 24 months for our drug product candidates but we do anticipate generating product revenue when our CenterStage brand of teeth whitening products and our biometric products have commenced sales in the U.S. and other countries. If successful, we would anticipate revenues from such a transaction.  We have been seeking distribution for the LES biometric fingerprint scanner products which, if successful, we would anticipate revenues from such distribution.  Further, we will continue executing our business plan by in-licensing market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate revenues.

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  We issue shares to certain key advisory management members on a quarterly basis based upon service agreements between the Company and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. General and administrative expenses for the three months ended September 30, 2011 were $68,160, compared to the general and administrative expenses of $55,177 during the three months ended September 30, 2010. General and administrative expenses for the nine months ended September 30, 2011 were $198,618 compared to the general and administrative expenses of $83,314 during the nine months ended September 30, 2010. In the three months ended September 30, 2011 and nine months ended September 30, 2011, there were increases in general and administrative expenses due to increased activities. From inception through September 30, 2011, we have incurred a total of $396,608 in general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. Professional fees for the three months ended September 30, 2011 were $64,151 compared to the professional fees of $104,561 during the three months ended September 30, 2010. Professional fees for the nine months ended September 30, 2011 were $335,650 compared to the professional fees of $314,744 during the nine months ended September 30, 2010. From inception through September 30, 2011, we have incurred a total of $835,225 in professional fees. These professional fees were incurred with respect to general administration and business development, and not for developing biopharmaceutical products.

Net loss. For the three months ended September 30, 2011 we incurred a net loss of $141,133 compared to our net loss of $183,905 during the three months ended in September 30, 2010. For the nine months ended September 30, 2011 we incurred a net loss of $516,848 compared to our net loss of $422,225 during the nine months ended September 30, 2010. From inception through September 30, 2011, we have incurred a total net loss of $1,228,294 due to expenditures of cash raised from the sale of our common stock and the issuance of common stock for services.

Analysis of Cash Flow

We have not generated any cash from operating activities.

Net cash provided by financing activities. Cash flow from financing activities aggregated $969,566.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 9, 2009) through September 30, 2011, we have incurred an aggregate net loss of $1,228,294 as a result of the expenses described above.

Net cash used by operating activities was $370,033 for the nine months ended September 30, 2011, compared to $39,135 for the nine months ended September 30, 2010.

Net cash used by investing activities was $2,545 for the nine months ended September 30, 2011 and $67,683 for the nine months ended September 30, 2010.

Net cash used by financing activities for the nine months ended September 30, 2011 was $269. Net cash provided by financing activities for the nine months ended September 30, 2010 was $67,683.

As of September 30, 2011, we had working capital of $115,673 and cash and cash equivalents of approximately $267,926. We have financed our operations primarily through the sale of our stock, and to a much lesser extent, through the issuance of our common stock to service providers.  Cash on hand results primarily from previous financing activities and proceeds from our Rule 506 and Regulation S private placements of common stock.

Financing

As of September 30, 2011, we have raised gross proceeds of $1,366,812 through the sale of 2,278,019 shares of common stock at the offering price of $0.60 per share.  Commissions and/or finders fees and professional fees associated with these financing totaled $144,617.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

License Agreement and Development Agreement Obligations

Pursuant to the terms of the Definitive Agreement by and among the Company, Dr. Weaver and Dr. Rynkiewicz, The Company has agreed to advance up to an aggregate of $230,000 over the four year period from June 2010,  to Akanas Therapeutics, MediTherX and other subsidiaries which may be incorporated by the Company in furtherance of the objectives of the Definitive Agreement (the “Advances”).  The Advances shall be funded from the cash which we have received from the sales of our common stock via private placements and used to fund the reasonably necessary expenses incurred by Akanas Therapeutics, MediTherX and such other subsidiaries with respect to ongoing general and administrative expenses, corporate legal fees, intellectual property legal fees, tax liabilities, and research and development.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including, but not limited to, our planned potential advancement into the development of Akanas Technologies and our marketing and branding initiatives.

Based upon our working capital as of September 30, 2011, the proceeds of our equity financing in 2010 and our projection of spending needs during 2011, which spending needs include general administrative expenses, advances of up to an aggregate of $230,000 to Akanas Therapeutics, Inc., MediTherX, Inc., or other subsidiaries which we may incorporate, and initiating the sales of IB products pursuant to the terms of the Distribution Agreement dated as of October 19, 2010, we believe that we have sufficient capital resources to meet our operating needs through the second quarter of 2012.

We have based our estimates upon assumptions which may prove to be incorrect. The extent of our available resources and the actual amount of funds which we will require are subject to many factors, some of which might be beyond our control. These factors include the following:

•	Costs to acquire and maintain intellectual properties;
•	the progress of our research activities and our ability to find equity partners in jointly conducting such researches;
•	the progress of our submissions to relevant regulatory bodies for NuLife Spheres and their requirements on preclinical and clinical
•	the number and scope of our research programs and other commercialization projects;
•	our ability to achieve our milestones under any licensing arrangements; and
•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights;

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Our short-term liquidity and capital resources include our current available cash of approximately $268,000.  We expend approximately $30,000 per month for operating expenses.  We have enough available cash to carry us for approximately nine months.  Long-term, we intend to raise capital to achieve our milestones through the sale of our Common Stock, various distribution agreements and joint ventures.

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

EXECUTIVE COMPENSATION

In view of the fact that we are a development stage Company which was formed in July, 2009, we did not pay any cash compensation to any of our officers and directors until November 2010.  Commencing in November 2010, Richard Lui and Monica Ding had received monthly compensation of $4,500 and $4,000 respectively. However, as of August 2011, Richard Lui and Monica Ding ceased receiving monthly compensation to preserve our cash, which salaries have been accrued since August.

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

On December 30, 2010, Mr. Zhang resigned from the Company in order to focus on his own private accounting firm practice.  Mr. Zhang’s accounting firm Chan & Zhang CPA continued to provide accounting related services to us until August 2011.  We entered into a termination agreement (the “Termination Agreement”) effective December 30, 2010.  Pursuant to the Termination Agreement, Mr. Zhang kept twenty four thousand six hundred ninety-nine (24,699) shares of Common Stock for Services rendered through December 30, 2010 and the Company repurchased the unearned portion of seventy one thousand five hundred fifty one (71,551) shares at the repurchase price of $.00167 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP – continued

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

During the quarter ended September 30, 2011 no shares were issued.

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

CHINA PHARMAHUB CORP.
(Registrant)

Date: November 21, 2011	By:	/s/ Richard Lui
Richard Lui
Title: President and Chief Executive Officer