Form 10-K
period 2011-12-31
China PharmaHub Corp.
filed 2012-05-04
CIK 1462109

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 333-123611

CHINA PHARMAHUB CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2208821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2125 Wright Ave, Suite C8
La Verne, CA 91750
Telephone (909) 596-2552

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

The Registrant has 17,069,547 shares of Common Stock, par value $0.001 per share issued and outstanding as of April 30, 2012.

INDEX TO ANNUAL REPORT
ON FORM 10-K

PART  I

ITEM 1.  BUSINESS

History and Development (Organization within Last 5 Years)

China PharmaHub Corp., a Nevada Corporation, (“We”, “Us”, “Our” or the “Company”), formerly known as World Wide Relics, Inc., is the surviving corporation of a merger of China PharmaHub, Inc., a Nevada Corporation (“PharmaHub”) with and into World Wide Relics, Inc., a Nevada Corporation (“WWR”).

World Wide Relics, Inc.

WWR was formed as a Nevada corporation on January 18, 2005.  WWR was a development stage corporation formed to market a unique line of historical costumes and reenactment clothing lines through its website with the registered domain name of WorldWideRelics.Com.  Until the consummation of the Merger, WWR marketed a range of historical uniforms known as “Britain in the 1930’s” and sold these items to the growing market of worldwide enthusiasts and collectors through its internet platform and on eBay Inc.  Prior to the Merger, WWR intended to market a new range of products to the American Civil War reenactment market by marketing a range of high quality uniforms for both the Union and Confederate Civil War re-enactor.  This range included both uniforms as well as accoutrements such as boots, belts, and back packs produced to what former management believed to be a  museum quality standard.  The final sales entry point was intended to be the marketing of the Civil War memorabilia to the domestic consumer, while still making available to consumers both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups worldwide.

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

China PharmaHub Corp.

PharmaHub was incorporated on July 9, 2009 under the laws of the state of Nevada. Since its inception, PharmaHub has been engaged in the business of acquiring and/or licensing, developing and commercializing innovative products for the treatment of a variety of human diseases with a focus on offering improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines, as well as other healthcare related products.

Our focus is on pharmaceutical, biotechnology and other healthcare related products including, but not limited to, medicines, medical remedies, therapies, medical equipment, and biometric products (“Pharma-products”) developed in the U.S., which have not yet entered, or have limited representation in, the Asian Pacific Region.  Our projects include both ready-to-market products and Pharma-products under development, which Management believes have the potential to benefit from additional research and development in the People’s Republic of China (the “PRC” or “China”), Hong Kong, Macau and Taiwan (collectively, the “Greater China Region”). We also plan to identify novel drug candidates originating in China by licensing the rights to market such products in the rest of the world, excluding China.

ITEM 1.  BUSINESS - continued

Since inception, PharmaHub has identified and acquired rights to several Pharma-products and healthcare related products by entering into joint venture and distribution agreements (listed in chronological order below), including those in the field of humanized antibody platform, microspheres treating malignant tumor, biometric fingerprint devices and teeth whitening products.

In the commercialization or further development of products we acquire, our business model is centered on establishing alliances and partnerships that advance our capacity to access research facilities to develop the acquired technology and/or access consumers for the products which we plan to commercialize. In executing this business model, we have entered into agreements with research institutes, pharmaceutical companies and government agencies, such as the PRC National Engineering Research Center for the Development of New Drugs (“NERC”), Sichuan Technical Exchange Center (“STEC”), Chengdu Yongkon, Guangzhou Xiangxue and several other pharmaceutical companies as discussed below in chronological order.

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

On January 8, 2010, PharmaHub commenced a Private Placement Offering pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, seeking to raise a maximum of $1,200,000 at $0.60 per share of common stock pursuant to which PharmaHub sold an aggregate of 1,278,019 shares to 23 investors in exchange for an aggregate $766,812.  Additional information with respect to PharmaHub’s Rule 506 Private Placement Offering is discussed below in the section entitled “Recent Sales of Unregistered Securities” commencing on page 25 of this Form 10-K.

On June 15, 2010, PharmaHub entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which PharmaHub shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; form joint venture entities with Drs. Weaver and Rynkiewicz of which PharmaHub shall initially own 35% interest of any joint venture entities formed. As to one of these joint ventures, Akanas Therapetics, Inc., Drs. Weaver and Rynkiewicz have assigned their rights with respect to the patents discussed in the section entitled “Intellectual Property” commencing on page 10 of this Form 10-K.  We have also reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, PharmaHub incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”) to develop and market the Antibody Technology.  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in Akanas Therapeutics. Drs. Weaver and Rynkiewicz jointly own the remaining 65% interest of Akanas Therapeutics and have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics.

On June 30, 2010, PharmaHub incorporated MediTherX, Inc, a Nevada corporation (“MediTherX”) to focus upon the development and commercialization of Epidermal Growth Factor Receptor (“EGFR”) human antibodies which were developed by Drs. Weaver and Rynkiewicz with the Beijing Institute of Biotechnology (“BIB”).  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in MediTherX and Drs. Weaver and Rynkiewicz jointly own the remaining 65% interest of MediTherX.

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

ITEM 1.  BUSINESS - continued

On July 1, 2010, PharmaHub entered into a Cooperation Agreement to form a strategic partnership with the Sichuan Provincial government through the Sichuan Technical Exchange Center (“STEC”), a subsidiary of the Sichuan Provincial Science & Technology Department, focusing upon the bio-pharmaceutical and medical device industries to promote technological exchange and transfer between the PRC and the U.S. The parties agreed to hold a technology transfer and matchmaking conference focused on bio-medicine, bio-pharmaceutical and medical devices every six months in Chengu, PRC.  Pursuant to the Agreement, PharmaHub agreed to introduce over thirty (30) technical projects in bio-pharmaceutical and medical devices and STEC agreed to organize over sixty (60) companies to participate in matchmaking.  PharmaHub and STEC agreed in principle to share equally any intermediary service fees resulting from the projects and to enter into a separate project-specific agreement for each occurrence.  The term of this agreement is five (5) years expiring on June 30, 2015.

On August 17, 2010, we entered into an Exclusive Distributor Agreement with MO-SCI Corp., pursuant to which we have obtained the exclusive rights to market and sell in the Greater China Region, Singapore, Malaysia, and Bangladesh, high precision glass spheres intended for the treatment of malignant tumors. The term of this agreement is five (5) years expiring on August 17, 2015.

On August 19, 2010, we incorporated True Value Capital, Inc., a Nevada corporation, as a wholly owned subsidiary.

On October 11, 2010, we entered into a Distribution Agreement with Integrated Biometrics, LLC, effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries. The agreement expires on April 11, 2013.

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render to us investor relations services. We agreed to pay Stern for its services a cash fee of $10,000 per month.   We may terminate Stern’s engagement at any time upon sixty (60) days’ prior written notice after May 31, 2011.  We have ceased payments as of June 1, 2011.

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”), pursuant to which we were appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays.  We have mutually agreed with Illumbrite to terminate this agreement as of September 21, 2011.

In December 2010, we entered into Cooperation Agreements separately with Guangzhou Baidi Biotechnology Co., Ltd., Chengdu Yunke Pharmaceutical Co., Ltd., and Xiangxue Pharmaceutical Co., Ltd. and a Letter of Intent with Chengdu Gaotong Isotope Co., Ltd. Pursuant to the terms of these cooperation agreements, the first three pharmaceutical companies will evaluate our current product candidates.  In addition, we have been appointed by each of these three pharmaceutical companies to be their appointed agent to identify pharmaceutical products and medical devices in the U.S. and negotiate the terms to sell such products and devices within the PRC. We intend to negotiate and enter into project specific agreements for specific product candidates.

On January 5, 2011, we incorporated CPC NuLife, Inc. in the state of Nevada, of which we own 92% interest, to focus on the development and commercialization of irradiated microsphere device treating malignant tumors (“NuLife”).  The remaining 8% interest of CPC NuLike, Inc. is owned by our former Business Board members Gus Pappas and Ikbal Chowdhury.

In March 2011, we formed Universal Blood Technology, Inc. in the state of Nevada, of which we own 90% interest to be utilized in connection with the license agreement with University of California, discussed in the next paragraph.  The remaining 10% interest of Universal Blood Technology was owned by the Regents of the University of California.  This corporation is in the process of being dissolved.

In March 2011, we entered into an exclusive worldwide license agreement with the University of California, to develop, commercialize, and market a universal donor blood product (“the Invention” or the “Product”).  The Product was invented by Dr. Ewa Carrier and her associates in the course of research at the University of California, San Diego (“UCSD”).  UCSD desired that the Invention be developed and utilized to the fullest possible extent so that its benefits can be enjoyed by the general public.  The product is title “Scalable generation of erythrocytes from embryonic stem cells and progenitors thereof.”  Pursuant to this agreement, UCSD may publish or otherwise disseminate information concerning the Invention at anytime and the Company is paying consideration for its early access to the Invention.  This contract has been terminated by us as of March 15, 2012 due to management’s determination to conserve our funds for other purposes.

ITEM 1.  BUSINESS - continued

Our corporate headquarters is located in the greater Los Angeles and we have a satellite office in the greater Boston area. These addresses are as follows:
(1)           2125 Wright Ave, Suite C8, La Verne, CA 91750
(2)           1 Broadway-14th Floor, Cambridge, MA 02142

                 We currently maintain a web site at http://www.chnpharmahub.com.

Our Business

The Company is a development stage company engaged in the business of acquiring and/or licensing, developing and commercializing innovative biotechnological and other healthcare related products from biopharmaceutical companies based in the United States or China.  PharmaHub focuses upon investing in, or licensing, the rights with respect to regions where such companies currently have minimal presence, to develop and commercialize pharmaceutical, biotechnology and related technologies which address important unmet medical needs, offer improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines. We also plan to identify and add value to novel drug candidates originating in China by licensing worldwide rights, excluding China, with respect to such products for commercialization in the rest of the world.

In furtherance of our goals, to date we have entered into agreements with respect to the development and commercialization of the following product lines: humanization of antibody drug candidates, irradiated microspheres, and biometric fingerprint scanners.  In addition we have developed our own CenterStage Brand of teeth whitening products which we are presently marketing.

As of April 16, 2012, we still have two full-time employees.  We previously had entered into services agreements with 17 individuals and entities, of which 12 were members of our advisory boards.  We have determined not to renew the terms of these services agreements at this time due to our lack of funding to pursue many of our intended projects.  We intend to engage independent contractors in the future on a per project basis.

While we have not generated any revenues from operations from inception (July 9, 2009) through December 31, 2011, we have recently begun generating revenues from sales of our CenterStage brand of teeth whitening products. We intend to use the revenues from sales of CenterStage and other products to meet our capital requirements for any expenses we may have with existing capital and from existing agreements and relations with parties with which we enter into agreements and joint ventures.

Our Business Strategy

Our goal is to acquire the rights to develop, commercialize, market and sell pharmaceutical, biotechnology and related products which Management believes address important unmet medical needs, offer improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines.  Our strategy is to form relationships with, and then act as an intermediary between, Chinese research institutes and pharmaceutical companies in China and other pharmaceutical companies located worldwide with initial emphasis in the United States, and when Management determines we have sufficient resources, in Europe (with a goal of eventually becoming a global pharmaceutical “HUB”).

We presently lack the funds required to pursue many of the relationships which we have entered into to date.  Accordingly, we are currently attempting to generate revenues from sales of non-pharmaceutical products such as our CenterStage brand of teeth whitening products in order to eventually fund our larger projects.  However there can be no guarantee that we will ever generate the resources necessary either through sales revenues or from other sources to pursue these strategic relationships.  Management does not believe that our current inability to devote funds to the strategic initiatives that we have developed in the past will create potential liabilities for us with the strategic partners which we discuss below.

ITEM 1.  BUSINESS - continued

We have developed relationships with the following strategic partners:

•
PRC National Engineering Research Center for the Development of New Drugs. The PRC National Engineering Research Center for the Development of New Drugs was founded in 1996 by the National Department of Science and Technology of China to research and develop new medicines.  In 2002, it was incorporated as Beijing Collab Pharma Co. Ltd and is currently supervised by the Institute of Materia Medica, Chinese Academy of Medical Sciences, which is also a shareholder of Beijing Collab Pharma Co. Ltd.

•
Sichuan Science and Technology Transfer Center (“STEC”).  STEC is a subsidiary of the Sichuan Provincial Science & Technology Department, a governmental agency.  The Sichuan Technical Exchange Center is a major professional institution under the Sichuan Provincial Government which is tasked with carrying out international technological exchange and transfer projects in the Sichuan province.

•
Chengdu Yongkon Pharmacy (“Chengdu Yongkon”).  Chengdu Yongkon is a pharmaceutical company based in Sichuan, China, with an established 2,600 hospital distribution network in China.  Chengdu Yongkon is an established and Good Manufacturing Practices (“GMP”) certified pharmaceutical company which identifies, develops, manufactures, sells and distributes Chinese traditional medicine, biopharmaceuticals and medical equipment with a focus upon antiviral drugs, bio-engineering drugs and anticancer drugs.  Chengdu Yongkon manufactures and sells over 90 GMP approved drugs in China. Chengdu Yongkon has a marketing force of over 400 sales personnel in 34 sales offices in over 31 provinces and cities in China including, but not limited to, Beijing, Tianjin, Shanghai and Chongqing.

•
Chengdu Gaotong Isotope Co., Ltd. (“Gaotong”). Gaotong is a pharmaceutical company based in Sichuan, China, established by the Nuclear Power Institute of China in 2002. Gaotong is an established radioisotope and nuclear medicine manufacturer, engaged in R&D, production, marketing, sales transportation and import/export of radiopharmaceuticals. Gaotong was instrumental and first to launch a Gel-type Technetium-99m Generator and several unqiue radiopharmaceuticals in China, such as Iodine-131 by dry distillation, Cobalt-60 Teletherapy Source, Cobalt-60 Industrial Irradiation Source and Cobalt-60 Gamma Knife Therapy Source. Gaotong is capable to produce over 30 species of radiopharmaceuticals and an established distribution network to 600 hospitals that provide radioactive treatments in China.

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

•
Guangzhou Baidi Bio-technology Co., Ltd. (“Baidi”).  Baidi is a biomedicine company based in Guangzhou, China, and is a subsidiary of Guangzhou Phamraceutical Co., Ltd., a public company listed on Hong Kong and Shangahi Stock Exchange. Baidi is engaged in the research and development, production and distribution of biomedical vaccines, gene-engineering-based medicines and supporting materials used for gene engineering. Baidi operates two GMP standard facilities, capable with gene expression, animal tissue and cell culture, protein purification, gene transfer, fermentation engineering, single antibody clone and a variety of other R&D activities.

•
Xiangxue Pharmaceutical Co. (“Xiangxue”). Xiangxue is a pharmaceutical company based in Guangzhou, China, publicly listed on the Shenzhen Stock Exchange. Xiangxue focuses on the production and development of traditional Chinese medicines, biomedical materials, polymer medical devices and the standardization of medicinal plantation.

                We intend to work closely with our strategic partners to further the development or commercialization of products which we develop or acquire in the future. We will continue to seek other pharmaceutical companies, research institutes and government agencies with which to form additional strategic partnerships.  The extent of the participation of our existing and future strategic partners with respect to the registration or development of the products which PharmaHub licenses will be negotiated on a project by project basis.

                 For products which we license the rights to develop, market and sell, we intend to:

•
Obtain regulatory approval for our product / product candidates. We intend to submit the required registration documents to the Food and Drug Administration (“FDA”), European Medicines Agency   (“EMA”) in 2011 and State Food and Drug Administration (“SFDA”) of the PRC with respect to the marketing and sale of the irradiated microsphere treatments to patients in 2013.  Upon FDA or EMA approval for conducting clinical trials, we intend to initiate clinical trials for treating hepatocellular carcinoma (HCC), commonly known as primary liver cancer.

ITEM 1.  BUSINESS - continued

•
Build a sales network targeting hospitals.  We plan to initially market the irradiated microsphere, the teeth whitening system and other products through the sales network of our strategic partners including, but not limited to, Chengdu Yongkon. In addition, we plan to seek additional strategic partners with existing sales networks of various hospitals in China.

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

Akanas Therapeutics, Inc, ("Akanas Therapeutics") was incorporated on June 15, 2010 in the State of Nevada with its principal place of business in Cambridge, Massachusetts. PharmaHub owns 35% interest of Akanas Therapeutics, accounted for as an equity method investment.  Pursuant to the Definitive Agreement, Drs. Weaver and Rynkiewicz have assigned the Antibody Patent to Akanas Therapeutics, which will eventually license the Antibody Patent to joint venture entities to be formed by PharmaHub.

Akanas Therapeutics is co-managed by the management of PharmaHub and Drs. Weaver and Rynkiewicz.  Richard Lui, our President, Chief Executive Officer and Chairman and Monica Ding, our Chief Financial Officer, Secretary and a Director, are two of the five members of the board of directors of Akanas Therapeutics.

Akanas Therapeutics intends to engage in the research and development of new humanized antibody drug candidates either by modifying existing antibody drugs on the market into human antibodies that retain high affinity and avoid immunogenicity or by working on other known drug targets suitable for antibody treatment, with a focus upon oncology and autoimmune disease. PharmaHub also incorporated MediTherX, Inc. (“MediTherX”) with Dr. Weaver and Dr. Rynkiewicz on June 30, 2010 in the State of Nevada. PharmaHub owns 35% of MediTherX.  Richard Lui, our President, Chief Executive Officer and Chairman and Monica Ding, our Chief Financial Officer, Secretary and a Director, are two of the four members of the board of directors of MediTherX.  MediTherX will focus upon the development and commercialization of its proprietary Epidermal Growth Factor Receptor (“EGFR”) human antibodies which are intended to compete with ImClone Systems Incorporated’s $2.5 billion blockbuster monoclonal antibody ERBITUX®.  MediTherX licenses its technologies from Akanas Therapeutics, Inc. Management believes that MediTherX’s proprietary EGFR humanized antibodies have the potential to be superior in clinical trials, with lower immunogenicity and reduced side effects as compared to ERBITUX®.

The initial research and development with respect to MediTherX’s proprietary EGFR humanized antibodies was conducted at the Beijing Institute of Biotechnology (“BIB”), pursuant to a joint development program (the “Joint Development Program”).  Under the Joint Development Program, Drs. Weaver and Rynkiewicz contributed knowledge and the humanized antibody technology.  BIB conducted preclinical tests for MediTherX’s initial drug candidates. Accordingly, two scientists from BIB are co-inventors of the antibody compositions derived from the Joint Development Program. MediTherX currently has a verbal agreement to share a portion of the right to market and sell this product in China with BIB as consideration for the research and development efforts which BIB has and continues to contribute.  MediTherX shall grant up to a 15% interest of its rights to market and sell this product in China to BIB in exchange for its collaboration in preclinical developments.  Two scientists involved in the development are also named as co-inventors of the patents the Company filed in China for the antibody compositions which resulted from this development.

ITEM 1.  BUSINESS - continued

Management plans to continue working with BIB and also seek additional partners in the PRC to further its research and development and file Investigational New Drug Discovery (“IND”) in China with respect to the products being developed by MediTherX.

We have agreed to advance up to an aggregate $230,000 over the next three years to Akanas, MediTherX and our other subsidiaries which may be incorporated in furtherance of the development of humanized antibodies. In addition to the $230,000 advancement, we will assist Akanas and MediTherX in seeking additional strategic partners, such as pharmaceutical companies and clinical research organizations (CROs) to further the development of humanized antibodies.

The success of Akanas and MediTherX will mainly depend upon whether Management is able to provide the required funding and to locate the right strategic partners to execute our development plan with respect to Akanas and MediTherX.

For the humanized antibodies currently being developed by the Company’s equity method investment, MediTherX, we estimate another 12-18 months of preclinical work, then about three to four years of clinical trials in the PRC. Overall, we estimate about five to six years before any products reach the market.  We currently anticipate costs of $2,000,000 with respect to preclinical trials and an additional $10,000,000 to $20,000,000 of costs for the product development, manufacturing, and clinical trials. This will be subject to securing adequate equity or debt financing for such purpose. The first MediTherX milestone is to receive approval to initiate Phase I clinical trials in China.   We will then launch negotiations for out-licensing co-development rights and product ownership with pharmaceutical companies.  The term “out-licensing” as used in this report refers to the Company granting licensing rights to third parties.  We anticipate to begin to generate revenues on this project by out-licensing regional rights of this product. The timing of the out-licensing may occur during the clinical trial period or thereafter.  However there can be no assurance that any revenues will ever be generated.

Irradiated Microsphere

On August 17, 2010, we entered into an Exclusive Distribution Agreement with Mo-Sci Corp., to give us the exclusive right to market and sell high precision micron-sized glass spheres, upon which an irradiation processing may emit alpha, beta or gamma radiation, and which are intended for the treatment of malignant tumors (the “Irradiated Microspheres”). Pursuant to such agreement, we shall use our best efforts to advertise and promote the sale and distribution of the Irradiated Microspheres in China, Hong Kong, Taiwan and Macau (“Greater China Region”), Singapore, Malaysia, and Bangladesh (“Exclusive Regions”) as well as other non-exclusive regions.  We intend to apply for PMA and CE marks.  We may promote and advertise the Irradiated Microsphere outside the Greater China Region and solicit sales from purchasers located outside the exclusive Regions without the prior written consent of Mo-Sci Corp.  The term of this agreement is five (5) years expiring on August 17, 2015.

The Irradiated Microspheres are comparable to a "magic bullet" cancer therapy, owned by another company, which has received U.S. Food and Drug Administration approval and which therapy is currently used routinely in more than 43 clinical centers in 27 states, and was recently approved for coverage by two of the largest health insurers in the United States.  It is our hope that the product we are developing will be able to compete in this market.

CPC NuLife, Inc, ("NuLife") was incorporated on January 5, 2011 in the State of Nevada with its principal place of business in La Verne, California. We own a 92% interest of NuLife.  NuLife intends to focus on the development and commercialization of Irradiated Microspheres.

In connection with the Exclusive Distribution Agreement with Mo-Sci Corp., we intend to execute the following thru NuLife:
•
Obtain Premarket Approval ("PMA") from the Food and Drug Administration ("FDA") and one of European Notified  Bodies on the CE Marking ("CE MARK") for NuLife Spheres, an irradiated microsphere device using microspheres manufactured by Mo-Sci to treat liver cancer.

•	Upon PMA or CE Mark clearance, NuLife plans to submit registration documents to China’s State Food and Drug Administration (“SFDA”) for marketing and sales of NuLife Spheres;
•	Upon SFDA clearance, NuLife plans to submit registration documents in Taiwan, Macau, Singapore and Malaysia.
•	Upon effectiveness of any registration, we plan to market and sell this therapy to hospitals in the approved regions;
•	NuLife plans to complete its management team with experienced project, sales and distribution managers;
•	NuLife also plans to supply its partners in China with Microspheres which have not been irradiated.

ITEM 1.  BUSINESS - continued

We estimate that it will take 18 to 24 months to complete necessary trials and registration in the U.S. and Europe after we have funds available. We estimate an additional 12 months to complete necessary registration in China following successful clearance from the U.S or Europe.   We currently anticipate total costs of approximately $2,000,000 to $3,000,000 with respect to registration of the Irradiated Microspheres and clinical trials and execution of the above listed points.  The first milestone with respect to the Irradiated Microspheres is obtaining a PMA or CE Mark, which we estimate to cost $2,000,000 for related pre-clinical and clinical trials.  We estimate $1,000,000 for costs related to regulatory approval with SFDA and $2,000,000 for design and related pre-clinical and clinical trials for the next generation of NuLife Spheres and delivery systems. Upon approval of either PMA or CE Mark, we anticipate generating revenue by marketing this product in the respective regions for which it is approved.

Biometric Fingerprint Scanner

On October 11, 2010, we entered into an agreement with Integrated Biometrics, LLC (“IB”), effective October 27, 2010, to distribute IB’s patented Light Emitting Sensor (“LES”) biometric fingerprint scanner on an exclusive basis to certain industries in the PRC.  The agreement is presently set to expire on April 11, 2013.

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

Illumibrite Teeth Whitening System  (“Illumibrite System”) utilizes either a pen applicator and mini LED accelerator light or tray and gel syringe method, to help whiten the appearance of teeth, using a carbimide peroxide-based gel.

We have mutually agreed with Illumbrite to terminate the agreement as of September 21, 2011.

We are presently marketing our own brand of teeth whitening products called CenterStage.  While we did not receive any revenues in 2011, the product has generated limited revenues in 2012 and we anticipate receiving greater revenues from sales in the future.

ITEM 1.  BUSINESS - continued

Intellectual Property

Patents and Licenses

The following table sets forth the status of current patent applications with respect to which we have limited rights through our equity method investment, Akanas Therapeutics, Inc.

Country	Patent	Application Type	Filing Date	Application No.	Inventor	Expiration Date

USA	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2006	12,293,926	David Weaver, Michael Rynkiewicz	Mar. 21, 2026

USA	Compositions and methods for humanizing antibodies	Invention	Dec. 18, 2008	WO 2007/0109742	David Weaver, Michael Rynkiewicz	Dec. 18, 2028

EU	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2007	No.7759047.9	David Weaver, Michael Rynkiewicz	Mar. 21, 2027

JAP	Compositions and methods for humanizing antibodies	Invention	Nov.25, 2008	No. 2009-501723	David Weaver, Michael Rynkiewicz	Nov. 25, 2028

CAN	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2007	No. 2647380	David Weaver, Michael Rynkiewicz	Mar. 21, 2027

AU	Compositions and methods for humanizing antibodies	Invention	Mar. 21, 2007	No. 2007226856	David Weaver, Michael Rynkiewicz	Mar. 21, 2027

*The following table sets forth patent applications that have not yet been transferred to our equity method investment

PRC	EGFRc2	Invention	Nov. 18, 2009	C92640-200910237804.2	Cao Cheng, Yanwen Jin, David Weaver, Michael Rynkiewicz	Nov. 18, 2029.

PRC	EGFRc3	Invention	Nov. 18, 2009	C92639-200910237802.3	Cao Cheng, Yanwen Jin, David Weaver, Michael Rynkiewicz	Nov. 18, 2029

PRC	EGFRc8	Invention	Nov. 18, 2009	C92641-200910237803.8	Cao Cheng, Yanwen Jin, David Weaver, Michael Rynkiewicz	Nov. 18, 2029

Overview of our Antibody Therapeutics

As discussed above, we are engaged in the business of acquiring, developing, commercializing, marketing and selling innovative products of biopharmaceutical companies based in the United States or China which treat a variety of human diseases.  We intend to focus upon investing in, or licensing, the rights with respect to countries where such companies currently have minimal presence, to develop, commercialize, market and sell pharmaceutical, biotechnology and related technologies which address important unmet medical needs, offer improved, cost-effective alternatives to current methods of treatment or enable the discovery, research and development of new medicines.  Our initial project involves antibody therapeutics, with respect to which we, entirely through our equity method investment, Akanas Therapeutics, Inc. and MediTherX Inc., are currently developing humanized and human antibodies which we believe will allow us to treat various diseases.

Antibodies are proteins which direct the immune system to a specific molecular target in the human body.  We believe that because antibodies are specific to their targets, therapeutic treatments based upon antibodies would not only be effective, but would potentially offer increased safety and reduced side effects over existing treatments for cancer and other diseases.

The Akanas Therapeutics platform exploits protein structures to modify antibodies for improved clinical performance. The technologies build high quality clinical candidates in a focused manner.  The Akanas Therapeutics technologies are distinct from standard screening-and animal-based human antibody platforms. The technology output discovers a family of distinct antibodies distinguished by alternative, preferred framework regions.

The Akanas Therapeutics technologies allow for product development in the main areas in which currently marketed antibody drugs are focused on, predominantly, oncology, immune and inflammatory diseases, although the technologies can be further extended to any disease domains where there are development or validation antibodies available. Akanas Therapeutics’ current focus is on late-stage cancer treatments.

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

Global Pharmaceutical Sales from 2001 to 2008

Sales growth in mature markets, such as those of the United States, Western Europe and Japan, have been in decline over the last decade. In the United States, the pharmaceutical market grew 5.1 percent growth in 2009 with sales reaching $300.3 billion, compared with growth of 1.8 percent in 2008, according to a press release issued by IMS Health dated April 1, 2010. On the other hand, countries such as the PRC, Brazil, India, South Korea, Mexico, Turkey and Russia, (the “Pharmerging Markets”) were predicted to be a main driver of industry growth through 2011 and were previously expected to represent 12% of the global pharmaceutical market by 2011. The Pharmerging Markets have since been expanded to include 17 countries, which are anticipated to expand by $90 billion during 2009-13 and contribute 48 percent of annual market growth in 2013.  According to IMS Health, the 17 Pharmerging Markets amounted to approximately 16% of the total world market in 2009.

Sources: IMS Health Incorporated, IMS Health Reports U.S. Prescription Sales Grew 5.1 Percent in 2009, to $300.3 Billion, (Apr. 1, 2010) available at http://www.imshealth.com/portal/site/imshealth/menuitem.a46c6d4df3db4b3d88f611019418c22a/?vgnextoid=d690a27e9d5b7210VgnVCM100000ed152ca2RCRD;IMS Health Incorporated, IMS Announces 17 Countries Now Rank as High-Growth ‘Pharmerging’ Markets; Forecast to Contribute Nearly Half of Industry Growth by 2013, (Mar. 16, 2010) available at http://www.imshealth.com/portal/site/imshealth/menuitem.a46c6d4df3db4b3d88f611019418c22a/?vgnextoid=01624605b5367210VgnVCM100000ed152ca2RCRD&vgnextchannel=41a67900b55a5110VgnVCM10000071812ca2RCRD&vgnextfmt=default

ITEM 1.  BUSINESS - continued

Market Trend

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

Management believes that in response to these forces, the industry has begun a rigorous evolution of its business model. It is shifting from an industry dominated by fully-integrated pharmaceutical companies (FIPCOs) to one with many more decentralized companies. Cost containment and risk management are assuming much greater importance. Outsourcing, mergers and acquisitions and layoffs have become commonplace. As the industry’s economics change, companies’ relationships with their employees are changing as well. What has long been an extremely generous and paternalistic relationship between employer and employee is now economically unsustainable. It is increasingly becoming a typical arms-length relationship, similar to that of employees and companies in most other industries.

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

GOVERNMENT REGULATION

Regulation by government authorities in the United States, China and other foreign countries is a significant factor in the manufacturing and marketing of the products we intend to license, as well as in ongoing research and development activities and in pre-clinical and clinical trials and testing related to such products. For the products we intend to license to market and sell in China, we are required to obtain drug registration certificates and imported drug licenses and renew them every five years.  Any products in clinical development in the United States and China are subject to approval by the FDA, the SFDA and similar regulatory authorities. In addition to obtaining regulatory approval for each product, each manufacturing establishment must be registered with the FDA or European (EMA) regulatory authorities where the product is registered for sale and listed on the Certificate of Pharmaceutical Product (“CPP” or Country of Origin Approval). A CPP is necessary in order to obtain an Imported Drug License from the SFDA for sales in China. Manufacturing establishments are subject to inspections by regulatory authorities at the federal, state and local level and must comply with current Good Manufacturing Practices (“GMP”) as established in various jurisdictions. In complying with GMP standards, manufacturers must continue to expend time, money and effort in the area of production and quality assurance to ensure ongoing full technical compliance. As we currently do not manufacture our products, we will depend upon third parties to meet requisite GMP standards.

China

In China, the pharmaceutical industry is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, production, licensing and certification requirements and procedures, periodic renewal and reassessment processes, registration of new drugs and environmental protection. In order to sell Irradiated Microspheres in China, our manufacturer must be regulated by and approved by a regulatory body such as the FDA or EMA, and we must obtain an Imported Drug License from the SFDA with respect to the importation of the product. The Imported Drug License must be renewed every five years, and if we change manufacturers, we must register the new manufacturer and obtain a new Imported Drug License listing the new manufacturer. If we are unable to obtain or renew such permits or certificates or any other regulatory approvals required for our operation we would not be permitted to sell Irradiated Microspheres in China.

ITEM 1.  BUSINESS - continued

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

•
approving and issuing permits for the manufacture and export/import of pharmaceutical products andmedical appliances and equipment and approving the establishment of enterprises to be engaged in the manufacture and distribution of pharmaceutical products in China; and

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

PRC regulations currently prohibit or restrict foreign ownership in certain industries. If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC regulatory authorities might have the discretion to:
•	revoke the business and operating licenses of possible future PRC subsidiaries or affiliates;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict possible future PRC subsidiaries’ or affiliates’ operations;

•	require us or possible future PRC subsidiaries or affiliates to restructure the relevant ownership structure or operations;

•	restrict or prohibit remittance of any profits or dividends abroad by our PRC subsidiaries or affiliates; or

•	impose conditions or requirements with which we or possible future PRC subsidiaries or affiliates may not be able to comply.

In addition, the relevant PRC regulatory authorities may impose further penalties. Any of these consequences could have a material and adverse effect upon our operations.

ITEM 1.  BUSINESS - continued

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

•
After obtaining the SFDA’s approval for conducting clinical research, the applicant may proceed with the relevant clinical research (which is generally conducted in three phases for a new medicine under the Medicine Registration Measures) at institutions with appropriate qualifications.

•
Phase 1 refers to the preliminary clinical trial for clinical pharmacology and “body safety.”  It is conducted to observe the human body tolerance with respect to the new medicine and pharmacokinetics, so as to provide a basis for determining the prescription plan.

•
Phase 2 refers to the stage of preliminary evaluation of the clinical effectiveness of the new medicine. The purpose of Phase 2 is to preliminarily evaluate the clinical effectiveness and safety of the medicine used on patients with a targeted indication, as well as to provide a basis for determining the Phase 3 clinical trial research plan and the volume under the prescription plan.

•
Phase 3 is a clinical trial stage to verify the clinical effectiveness of the new medicine. The purpose is to test and determine the clinical effectiveness and safety of the medicine when used on patients with targeted the indication, to evaluate the benefits and risks thereof, and, eventually, to provide sufficient basis for review of the medicine registration application.

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

ITEM 1.  BUSINESS - continued

Permits and Licenses for Importation, Manufacturing and Registration of Drugs

Production License. To import a product manufactured outside of China, a permit must be obtained and renewed every five years. If the manufacturing process, or the manufacturer changes, a new permit must be obtained. We currently intend to import any products which we develop or acquire rights to market in the future into China via licensed importers. We do not have any plans to manufacture in China at the present time.

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

GMP Certificates.

Any products and clinical candidates in China which we may develop are all expected to be manufactured outside of China and therefore subject to GMP standards in the country in which they are manufactured. Our manufacturers will be subject to site inspections by the regulatory authorities in the jurisdictions in which they are located. The importation of pharmaceutical products into China requires an importation permit, which must be renewed every five years. The issuance and renewal of such permit is dependent, among other things, upon maintaining manufacturing standards that comply with the GMP standards of a widely recognized regulatory authority, such as the FDA or EMEA. If we were to manufacture our products in China, or obtain products from Chinese contract manufacturers, such manufacture would be subject to similar GMP standards established in China and administered by local authorities.

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

United States and Other Countries not in the Greater China Area

We are presently marketing our own brand of teeth whitening products under the name CenterStage.  While we received no revenues in 2011 we have begun receiving limited revenues in 2012 and anticipate  receiving greater revenues from sales in the future.  We are currently evaluating whether we will continue our efforts to develop our biometric product for markets in the United States and other countries.  In the future, our Irradiated Microspheres and humanized antibody drug candidates will also be developed and marketed domestically.  In the United States, the steps required before a new drug may be distributed commercially generally include:

ITEM 1.  BUSINESS - continued

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

The process in the United States of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments.

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

Our Strategies

While our intended focus continues to be the identification, acquiring, development and commercialization of pharmaceutical, biotechnological and healthcare products and technologies, we are presently attempting to generate revenues sufficient to fund these activities through sale of products such as our CenterStage brand of teeth whitening products.  Although we are not currently engaged in any discussions with potential merger and/or acquisition candidates, we may consider merging with or acquiring appropriate candidates which we believe would enable us to further our business objectives if we were to identify such candidates.  We intend to capture a share of the pharmaceutical, biotechnological and healthcare markets by completing the following actions (the “PharmaHub Strategy”):

ITEM 1.  BUSINESS - continued

Licensing From the PRC to the World

We intend to identify and target drugs currently being developed in the People’s Republic of China which have already advanced to late stage clinical trials or been approved by the State Food and Drug Administration of the People’s Republic of China (the “China SFDA”) regulated testing programs. These targets would be either preclinical or clinical stage drugs.  As of the date of this filing, we have not identified any drug candidates beyond those which are disclosed in this filing.  After identifying such target drugs, we intend to enter into licensing agreements or joint venture agreements with the Chinese developers of such drugs with respect to the rights to develop and/or distribute such drugs in the rest of the world, specifically the United States.  If additional tests are required in the PRC, we intend to utilize the employees and facilities of our existing and future strategic partners including, but not limited to, the PRC National Engineering Research Center for the Development of New Drugs or qualified clinical research organizations to conduct any further testing which may be required in the PRC.  We currently intend to raise the necessary funds to pay for tests via additional private placements of our securities and to structure the terms of any joint venture agreements to minimize the amount of any initial funding which we would be responsible for. Our Management believes that the target drugs have been evaluated in the PRC and that our potential licensing partners in United States and eventually, Western Europe should benefit from streamlined development, lower costs and reduced risks.

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

ITEM 1.  BUSINESS - continued

Competition

The pharmaceutical industry is highly competitive. According to IMS Health, in 2009, the 20 largest pharmaceutical companies sold in excess of $400 billion of pharmaceutical products.  The smallest of the 20 largest pharmaceutical companies, Novo Nordisk, sold $8.2 billion of pharmaceutical products in 2009.

Source: Thomson Reuters,FACTBOX-The 20 largest pharmaceutical companies, (Mar. 26, 2010) available at http://www.reuters.com/article/idUSN2612865020100326

Although we are still currently developing our first products and believe that we are the only pharmaceutical company implementing our business model, as described above in the section of this Form 10-K entitled “Our Strategies,” it is evident from the size of the largest pharmaceutical companies that even upon the development of products which have been approved by the applicable regulatory authorities, commercialization of such products and our entry into the global pharmaceutical market will be a process which will expose us to significant competition.

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

In the sale and distribution of medical equipment, we may eventually compete with other independent distributors in China which market similar products. In particular, Chindex International Inc (NASDAQ GS: CHDX), markets, distributes, and sells medical capital equipment, instrumentation, and other medical products for use in hospitals in China and Hong Kong. Prior to it becoming part of a joint venture, the Medical Products Division of Chindex reported sales revenues of $85,413,000 with respect to its fiscal year ended March 31, 2010. Accordingly, we believe that Chindex has far greater financial and other resources available to it and possesses extensive manufacturing, distribution and marketing capabilities than we currently do.  We may also face significant competition from established manufacturers of medical equipment such as General Electric, Philips and Toshiba, which manufacturers maintain their own direct sales force in China and also sell through distributors and may have greater resources, financial and otherwise, than we do.

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

ITEM 1A.  RISK FACTORS - continued

We have a limited operating history with respect to our new focus upon the pharmaceutical market upon which to evaluate our performance.

Although we were formed in 2005, as a result of the Merger, we are re-focusing our company with respectto the pharmaceutical industry to align ourselves with PharmaHub’s objectives.  Since PharmaHub was organized in July, 2009, we have a limited operating history with respect to our focus upon the pharmaceutical industry.  In view of our limited operating history with respect to our new focus, our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. We have a limited operating history with respect to the pharmaceutical industry upon which you may evaluate our operations and prospects. Our limited operating history with respect to the pharmaceutical industry makes it difficult to evaluate our likelihood of commercial viability and market acceptance of the products with respect to which we intend to identify, evaluate and eventually obtain licensing rights. Potential investors should be aware of the difficulties generally encountered by a start-up company and pharmaceutical development company, including, but not limited to, establishment of company infrastructure, development of effective and safe products, marketing of products which we develop and/or license, competition and unanticipated costs and expenses.

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

ITEM 1A.  RISK FACTORS - continued

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

As discussed elsewhere in these Risk Factors, we have a limited operating history upon which to base our performance.  Although we have intellectual property rights with respect to the patent application entitled “Methods for Humanizing Antibodies and Humanized Antibodies Made Thereby,” we currently have no pharmaceutical products to market and sell in order to generate revenues.  However, we are currently marketing our CenterStage Brand of teeth whitening products and have realized limited revenues from it in 2012.  In addition we have the rights to market and sell another non-pharmaceutical product, the Integrated Biometrics’ fingerprint biometric identity solutions although management cannot currently predict when that product might start generating revenues.  Management anticipates that our majority owned subsidiary CPC NuLife, and Akanas Therapeutics Inc., and MediTherX, Inc., two equity method investments, in time, will likely develop products based upon the patent application which can be successfully marketed and sold.  However, even if Akanas Therapeutics Inc., and MediTherX, Inc., are able to successfully develop products based upon the patent application, we would only be entitled to 35% of any profits made by either Akanas Therapeutics, Inc., and MediTherX, Inc.

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

ITEM 1A.  RISK FACTORS - continued

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

From time to time, other companies and individuals may assert exclusive patent, copyright, trademark and other intellectual property rights to products which are important to our business.  We will evaluate each such claim and, if appropriate, seek a license to use the protected technology. There can be no assurance that we will be able to obtain licenses to intellectual property of third parties on commercially reasonable terms, if at all. In addition, we could be at a disadvantage if our competitors obtain licenses for protected products with more favorable terms than we do. If it is determined that we have infringed upon the intellectual property rights of another party, we may be required to do one or more of the following:

●	pay monetary damages to settle the results of such adverse determination, which could adversely affect our business, financial condition and results of operations;
●	cease selling, incorporating or using any of our products which incorporate the challenged intellectual property, which would adversely affect our revenue or costs, or both;
●	obtain a license from the holder of the infringed intellectual property right, which might be costly or might not be available upon reasonable terms, or at all; or
●	redesign our products to make them non-infringing, which would be costly and time-consuming and may require additional clinical trials, or may not be possible at all.

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

RISK FACTORS RELATED TO OUR SHARES OF COMMON STOCK

We may be subject to the Securities and Exchange Commission's "penny stock" rules if our Common Stock sells below $5.00 per share.

 If the trading price of our Common Stock sells below $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000, excluding their primary residence,or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its executive offices, consisting of approximately 800 square feet of office space, including storage or the inventory, at 2125 Wright Ave, La Verne, CA 91750. The leases also includes two telephone lines, internet and utilities as well as use of a receptionist, office assistants and customer services personnel as needed. We pay a monthly rental of $1,500.   In addition, we currently lease the use of an office at One Broadway, 14th Floor, Cambridge, Massachusetts.  As of May 1, 2012, the space is being rented on a month to month lease at a rent of $273 a month, where office space and conference rooms are available in on a limited basis in order to accommodate client meetings.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the OTCBB under the symbol "CPHB.OB" As trading in the Company's common stock is limited and quotations are sporadic.  On January 9, 2012, which was the last date upon which our common stock traded, the closing price for the Company's common stock was $2.25 per share and on January 25, 2011, which was the last date prior to that upon which our common stock traded, the closing price for the Company’s common stock was $4.97 per share.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

In January 2010, PharmaHub entered into four agreements for consulting services with Roger Xie, Eric Zhang, Aubrye Harris-Foote and Pharma Corporate Strategies LLC. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, PharmaHub agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by PharmaHub in escrow to be released quarterly based upon the performance of services as provided under agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria PharmaHub would release from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which PharmaHub cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of PharmaHub's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $138,541, upon completion of required services. Subsequent to the Merger, during the year ended December 31, 2010, we released 223,449 shares of our common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $133,697. During the year ended December 31, 2011, we released 182,608 shares of our common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $109,260. Subsequent to the Merger, during the year ended December 31, 2010, two contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively were cancelled. During the year ended December 31, 2011 a contract with 640,000 unearned shares remaining, valued at the purchase price of $0.00167 per share or $1,069, was cancelled. As of December 31, 2011, a total of 334,784 shares were held in escrow.

In February 2012 we terminated the service agreement for the service provider due the remaining 334,784 shares held in escrow due to the service provider not providing services in accordance to provision of the service agreement originally entered into on January 25, 2010.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of PharmaHub’s financial condition and results of operations from inception (July 9, 2009) through December 31, 2011 and certain material events thereafter. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above. This discussion includes forward-looking statements which, although based on assumptions that the management of the Company considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Since our inception in July 2009, we have formed strategic partnerships and entered into cooperation agreements with research institutes, pharmaceutical companies and a governmental agency in the PRC. In September 2009, we entered into an exclusive cooperation with the National Engineering Research Center for the Development of New Drugs, d/b/a Beijing Collab Pharma Co. Ltd. (“NERC”), a quasi-state owned enterprise formed by the Ministry of Science and Technology of the People’s Republic of China. Pursuant to the terms of the Exclusive Cooperation Agreement, PharmaHub shall identify promising drug candidates in the United States and eventually Europe and assist the NERC in obtaining rights to develop and market such candidates in the People’s Republic of China (the “PRC”) and the NERC shall (1) identify promising drug candidates in the PRC for PharmaHub to develop and market outside of the PRC and/or present to pharmaceutical companies located outside of the PRC and (2) assist PharmaHub in conducting the necessary preclinical and clinical studies within the PRC with the State Food and Drug Administration (“SFDA”) of various selected worldwide drugs

In June 2010, we formed Akanas Therapeutics, Inc. with Dr. David Weaver and Dr. Michael Rynkiewicz to further the research and development of a proprietary technology using atomic structure to rapidly and cost-effectively create humanized antibodies which retain high affinity and avoid immunogenicity. We hold an equity method investment position in Akanas Therapeutics, Inc.

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

In August 2010, PharmaHub entered into an Exclusive Distribution Agreement with Mo-Sci Corp., to research, give PharmaHub the exclusive right to market and sell high precision glass spheres which upon emitting beta radiation is intended for the treatment of malignant tumors (the “Irradiated Microspheres”) in China, Hong Kong, Taiwan and Macau (collectively, the “Greater China Region”), Singapore, Malaysia, and Bangladesh.

In October 2010, we entered into an agreement with Integrated Biometrics, LLC (“IB”), effective October 27, 2010, to distribute IB’s patented Light Emitting Sensor (“LES”) biometric fingerprint scanner on an exclusive basis to certain industries in the PRC.  The agreement currently will expire on April 11, 2013.

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

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”), pursuant to which we were appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays.  We have mutually agreed with Illumbrite to terminate this agreement as of September 21, 2011.

In December 2010, we entered into Cooperation Agreements separately with Guangzhou Baidi Biotechnology Co., Ltd., Chengdu Yunke Pharmaceutical Co., Ltd., and Xiangxue Pharmaceutical Co., Ltd. and a Letter of Intent with Chengdu Gaotong Isotope Co., Ltd. Pursuant to the terms of these cooperation agreements, the first three pharmaceutical companies will evaluate our current product candidates. In addition, we have been appointed by the first of these three pharmaceutical companies to be their appointed agent to identify pharmaceutical products and medical devices in the U.S. and negotiate the terms to sell such products and devices within the PRC. We intend to negotiate and enter into project specific agreements for specific product candidates.

On January 25, 2011, we incorporated CPC NuLife, Inc. in the state of Nevada, in which we own 92% interest to focus on the development and commercialization of irradiated microsphere treating malignant tumor (“NuLife”).

On March 07, 2011, we incorporated Universal Blood Technologies, Inc. in the state of Nevada, to be utilized in connection with the license agreement with the University of California, discussed below. This corporation is in the process of being dissolved

On March 07, 2011, we entered into an exclusive worldwide license agreement with the University of California, to develop, commercialize, and market a universal donor blood product.  This contract has been terminated by us as of March 15, 2012 due to management’s determination to conserve our funds for other purposes.

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

(2)
The first milestone with respect to the Irradiated Microspheres is obtaining a PMA or CE Mark, which is estimated to cost $2,000,000 for related pre-clinical and clinical trials.  Upon approval of either PMA or CE Mark, we expect to generate revenue by marketing this product in the respective region for which it is approved.

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

Description of Selected Income Statement Items

Revenue and cost of revenue.  We have not generated any revenues from sales from inception (July 9, 2009) through December 31, 2011 however we have already begun generating limited revenues from our CenterStage brand of tooth whitening products in 2012. We do not expect to generate or produce revenue within the next 24 months for our other product candidates but may decide to out-license one or more of our drug product candidates during that timeframe. If successful, we would anticipate revenues from such a transaction.  We are currently evaluating whether to continue seeking distribution for the LES biometric fingerprint scanner which, if successful, we would anticipate revenues from such distribution.  Further, we will continue executing our business plan by in-licensing market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate more than limited revenues.

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  As of the date hereof, none of our executives is receiving cash compensation. We issue shares to certain key management members on a quarterly basis based upon service agreements between us and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. From inception (July 9, 2009) through December 31, 2011, we have incurred a total of $451,202 in general and administrative expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. From inception (July 9, 2009) through December 31, 2011, we have incurred a total of $ 867,911 in professional fees. These professional fees were incurred with respect to general administration and business development, and not for developing biopharmaceutical products.

Net loss.  From inception (July 9, 2009) through December 31, 2011, we have incurred a total net loss of $1,360,736.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of December 31, 2011 we have a working capital surplus of $13,812, which will not be sufficient to fund our operations for the next year, and an accumulated deficit of $1,360,736. During the year ended December 31, 2011 we had a net loss of $649,290 and cash used in operating activities of $451,700. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Analysis of Cash Flow

From inception (July 9, 2009) through December 31, 2011, we have not generated any cash from operating activities.

Net cash provided by financing activities. Cash flow from financing activities aggregated $969,566.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required to provide as a smaller reporting company as defined by Rule 229.10(f)(1).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements begin on page 39, immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS WITH RESPECT TO ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants with respect to any matter of accounting principles since our formation, and there are no disagreements between us and our accountants with respect to accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, have concluded that as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls during or subsequent to the end of the period covered by this report.

ITEM 9A.  CONTROLS AND PROCEDURES - continued

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

· Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

· Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during our year ended December 31, 2011, which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Mr. Richard Lui, who is also our President and Chief Executive Officer and Ms. Monica Ding, who is also our Chief Financial Officer and Secretary.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Richard Lui	46	President, CEO, Chairman	2009
Monica Ding	33	Secretary, CFO, Director	2009

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

Richard Lui, Age 46, Founder, Director, Chairman, President and CEO since its inception in 2009 to present. Mr. Lui was the President and principal owner of Morgan Strategies Inc., a corporate finance advisory firm from January 2003 to August 2010.  Mr. Lui holds a B.S. degree in Aerospace Engineering from the University of Oklahoma.  Mr. Lui has also served on the Board of Directors of GeneBlue Corporation from December 2006 until February 2010.  We believe that Mr. Lui’s previous experiences as President and principal owner of Morgan Strategies, Inc., in conjunction with his directorship at GeneBlue Corporation, provide him with the business experience and business relationships in both the United States and PRC necessary to direct and oversee our development, including, but not limited to, the identification of, and negotiations with potential joint venture partners.  On February 7, 2012, Mr. Lui formed Deal-Commerce, LLC (“Deal-Commerce”), a Nevada Corporation of which he is president and Chief Executive Officer.  Deal Commerce is intended to market and sell consumer products such as cell phones accessories, jewelry, toys, and gadgets.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Monica Ding, Age 33, Founder, Director, Chief Financial Officer and Secretary of PharmaHub. Ms. Ding brings over 10 years of experience in corporate finance and business development in the Greater China region.  From January 2003 through March 2008, Ms. Ding was Vice President at Morgan Strategies, Inc., a corporate finance advisory firm.  From 2008 to 2009, Ms. Ding has served as  a consultant at Beijing Wowjoint Machinery Co., Ltd, a company specialized in the design, engineering and manufacturing of customized lifting and carrying equipment for the construction of railways, highways, subways and ports and which is now a wholly owned subsidiary of Wowjoint Holdings Limited, a NASDAQ listed public reporting company. From 2006 to 2008, Ms. Ding also served as a consultant to American Metal & Technology, Inc, which engages in precision casting, machining, and mold designing and manufacturing in the People's Republic of China and has been a U.S. public company since 2007.  These consulting services for both Wowjoint and American Metal & Technology were provided from time to time at the request of management.   Ms. Ding has also served on the Board of Directors of GeneBlue Corporation from December 2006 until February 2010. We believe that Ms. Ding’s previous experiences provide her with the business experience and business relationships in both the United States and PRC necessary to oversee our day to day operations.  Ms. Ding is a consultant to Deal-Commerce, a company formed by Mr. Lui which was discussed in the preceding paragraph.

Scientific Advisory Board (“SAB”), Business Development Advisory Board (“BDAB”), and Policy Advisory Board (“PAB”)

In addition to our Board of Directors and Executive Officers, we also had a Scientific Advisory Board (“SAB”), Business Development Advisory Board (“BDAB”), and Policy Advisory Board (“PAB”).  These three boards served similar functions in identifying and advising Management of opportunities and products in the healthcare industry including, but not limited to, pharmaceutical products.  Each member of the SAB, BDAB, and PAB were also available to consult with the Company with respect to their respective fields of expertise.  Although the members of the SAB, BDAB, and PAB were not our Directors or Executive Officers, Management believes that each offered expertise in fields which are of interest to the Company by virtue of their experience and positions of leadership with various pharmaceutical companies and educational institutions.  However, we have determined not to renew the terms of our board members at this time due to our lack of funding to pursue many of our intended projects and as of now all of their terms have expired.

Members of our SAB, BDAB, and PAB were compensated solely with shares of our common stock or nominal cash as set forth below.  They were entitled to reimbursement of reasonable travel and other out-of-pocket expenses incurred in the performance of their duties to the Company, provided that any expense in excess of $250 had to be pre-approved by the Company.

Members of the SAB, BDAB, and PAB were selected based upon their experience and relationship in different areas including, but not limited to, marketing and clinical research, which would compliment other members of our boards and provide additional expertise in engaging in our business plan.

During a portion of 2011, our SAB consisted of seven members, Peter Elliot, Ph.D., Richard Fisher, Ph.D., Dr. Ihsan Ul Haque, Curtis T. Keith, Ph.D., Xuan Kong, Ph.D., David Weaver, Ph.D., and Linze Zhang. The terms of the agreements with all of the SAB members have expired, and we have determined not to extend them at the present time.

During a portion of 2011, our BDAB consisted of four members: Ikbal R. Chowdhury, Ph.D., Gus Pappas, Ph.D., Christian T. Tedrow, and Lianna Tan.  The terms of the agreements with all of the BDAB members have expired, and we have determined not to extend them at the present time.

During a portion of 2011, our Policy Advisory Board consisted of Qunhuan Liang whose term has expired.

In addition, Cai ZhiXiang rendered services to the Company on a consultant basis with respect to developing the Company’s business in the PRC.

The following sets forth the terms and compensation of the individual service providers who were members of our designated Boards:

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Scientific Advisory Board:

-           David Weaver served from March 1, 2010 through February 28, 2011, and received 10,000 shares as annual compensation.

-           Curtis Keith served from April 1, 2010 through March 31, 2011, and received 10,000 shares as annual compensation.

-           Ihsan Haque served from March 22, 2010 through March 21, 2011, and received 10,000 shares as annual compensation.

-           Peter Elliott served from January 1, 2010 through December 31, 2011, and received 10,000 shares as annual compensation.

-           Richard Fisher served from February 26, 2010 through February 25, 2011 and received 10,000 shares as annual compensation.

-           Xuan Kong served from January 1, 2010 through December 31, 2010, and received 10,000 shares as annual compensation.

-           Linze Zhang served from August 18, 2010 through August 17, 2011, and received 10,000 shares as semi-annual compensation.

Business Development Board:

-           Gus Pappas served from August 1, 2010 through July 31, 2011, and received 5,000 shares as quarterly compensation.

-           Ikbal Chowdhury served from August 1, 2010 through July 31, 2011, and received 5,000 shares as quarterly compensation.

-            Christian Tedrow served from May 1, 2010 through April 30, 2011, and received 10,000 shares as annual compensation.

-           Liana Tan served from January 25, 2011 through January 24, 2012, and was entitled to receive 2,500 shares as quarterly compensation.

Policy Advisory Board

-          Qunhuan Liang served from February 28, 2011 through February 27, 2012, and received 5,000 shares as annual compensation.

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

ITEM 11.  EXECUTIVE COMPENSATION

In view of the fact that we are a development stage Company which was formed in July, 2009, we did not pay any cash compensation to any of our officers and directors until November 2010.  Commencing in November 2010, Richard Lui and Monica Ding began receiving monthly compensation of $4,500 and $4,000 respectively, until June 30, 2011. On July 1, 2011, we began to accure the compensation for both of our officers, and it will be paid once the company achieves profitable operations.

until June 30, 2011, when we stopped paying the compensation. On July 1, 2011, we began to accure the compensation for both of our officer, and it will be paid once the company acheives profitable operations.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s common stock based upon 17,069,547 shares issued and outstanding as of December 31, 2011, by:

●	each person who is the owner of more than 5% of the Company’s common stock outstanding;
●	each person who became an executive officer or director of the Company; and
●	all of the Company’s directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares of Ordinary Shares Beneficial Ownership	Percentage of Outstanding Ordinary Shares
Richard Lui, Director and Officer(1)	3,500,000	19.70%
Monica Ding, Director and Officer(1)	3,000,000	16.89%
Amy Wang(1)(2)	2,500,000	14.07%
Rui Lin Ding(1)(3)	3,000,000	16.89%
Directors & Officers as a group	6,500,000	36.59%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 2125 Wright Ave, Suite C8, La Verne, CA 91750.
(2)	Amy Wang is the wife of Richard Lui and is an initial investor in the Company.
(3)	Rui Lin Ding is the father of Monica Ding and is an initial investor in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 15, 2010, the Company entered into a Definitive Agreement with Dr. David Weaver and Dr. Michael Rynkiewicz (the “Definitive Agreement”) pursuant to which the Company has reimbursed Drs. Weaver and Rynkiewicz for certain costs incurred as of the date of the Definitive Agreement with respect to developing the technology which is the subject of the patents set forth below; shall enter into joint ventures with Drs. Weaver and Rynkiewicz to develop and market certain intellectual property, including, but not limited to, patents with respect to technologies created by Drs. Weaver and Rynkiewicz; shall form joint venture entities with Drs. Weaver and Rynkiewicz of which the Company shall initially own 35% interest (accounted for as an equity method investment) and to which Drs. Weaver and Rynkiewicz have assigned their rights with respect to the patents discussed below. These patents utilize and analyze the atomic structure of parental antibodies to rapidly and cost-effectively create human antibodies which retain high affinity and avoid provoking a response by the immune system (the “Antibody Technology”).

On June 15, 2010, pursuant to the terms of the Definitive Agreement, PharmaHub incorporated Akanas Therapeutics, Inc, a Nevada corporation (“Akanas Therapeutics”).  Pursuant to the terms and conditions of the Definitive Agreement, PharmaHub owns a 35% interest in Akanas Therapeutics (accounted for as an equity method investment). Drs. Weaver and Rynkiewicz, who jointly own the remaining 65% interest of Akanas Therapeutics, have contributed the exclusive rights with respect to the Antibody Technology to Akanas Therapeutics.

Pursuant to the terms of the Definitive Agreement, PharmaHub also incorporated MediTherX, Inc. (“MediTherX”) with Dr. Weaver and Dr. Rynkiewicz on June 30, 2010 in the State of Nevada. PharmaHub owns 35% of MediTherX.  MediTherX will focus upon the development and commercialization of its proprietary Epidermal Growth Factor Receptor (“EGFR”) human antibodies which are intended to compete with ImClone Systems Incorporated’s $2.5 billion blockbuster monoclonal antibody ERBITUX®.  MediTherX licenses its technologies from Akanas Therapeutics, Inc. Management believes that MediTherX’s proprietary EGFR humanized antibodies have the potential to be superior in clinical trials, with lower immunogenicity and reduced side effects as compared to ERBITUX®.  The initial research and development with respect to MediTherX’s proprietary EGFR humanized antibodies had been conducted at Beijing Biotechnology Institute in the People’s Republic of China (the “PRC”). Management plans to continue working with Beijing Biotechnology Institute and also seek additional partners in the PRC to further its R&D and file Investigational New Drug Discovery (“IND”) in China.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended December 31, 2011 and 2010, we paid  $25,500 and  $34,500, respectively.

Tax Fees
For the years ended December 31, 2011 and 2010, we paid $0 and  $0, respectively.

All Other Fees.
For the years ended December 31, 2011 and 2010, we paid $25,500 and  $39,000, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statements
1.  Financial Statements

The following financial statements are included in the Financial Statements filed as part of this Annual Report

(i)	Balance Sheets as of December 31, 2011 and 2010
(ii)	Statements of Operations for the Fiscal Years Ended December 31, 2011 and 2010, and for the period from inception (July 9, 2009 through December 31, 2011
(iii)	Statement of Stockholders’ Equity inception (July 9, 2009 through December 31, 2011
(iv)	Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and for the period from inception (July 9, 2009 through December 31, 2011
(v)	Notes to Financial Statements

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

2.
Financial Statement Schedules.  All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3.	The following exhibits are filed herewith or have been previously filed.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
Exhibit 3.1	Amendment to Certificate of Incorporation**
Exhibit 3.2	Bylaws**
Exhibit 10.1	Merger Agreement between China PharmaHub Corp. and World Wide Relics, Inc. dated July 28, 2010**
Exhibit 10.2	Exclusive Cooperation Agreement between China PharmaHub Corp. and the PRC National Engineering Research Center for the Development of New Drugs dated September 15, 2009**
Exhibit 10.3	Definitive Agreement among China PharmaHub Corp., David Weaver and Michael Rynkiewicz dated June 15, 2010**†
Exhibit 10.4	Cooperation Agreement between China PharmaHub Corp. and Chengdu Yongkon Pharmacy Co., Ltd. dated July 1, 2010**
Exhibit 10.5	Cooperation Agreement between China PharmaHub Corp. and the Sichuan Technical Exchange Center dated July 1, 2010**
Exhibit 10.6	Distribution Agreement between China PharmaHub Corp. and Mo-Sci Corp. dated as of August 17, 2010**†
Exhibit 10.7	Distribution Agreement between China PharmaHub Corp. and Integrated Biometrics, LLC dated as of October 11, 2010*
Exhibit 10.8	Investor Relations Services Agreement between China PharmaHub Corp. and Stern Investor Relations dated November 15, 2010**
Exhibit 10.9	Exclusive Distributorship Agreement between China PharmaHub Corp. and Illumibrite LLC dated November 15, 2010 **
Exhibit 10.10	Cooperation Agreement between China PharmaHub Corp. and Guangzhou Baidi Biotechnology Co., Ltd. dated December 3, 2010 **
Exhibit 10.11	Cooperation Agreement between China PharmaHub and Chengdu Yunke Pharmaceutical Co., Ltd. dated December 23, 2010 **
Exhibit 10.12	Cooperation Agreement between China PharmaHub Corp. and Xiangxue Pharmaceutical Co. Ltd. dated December 23, 2010 **
Exhibit 10.13	Letter of Intent between China PharmaHub Corp. and Chengdu Gaotong Isotope Co., Ltd dated September 28, 2010 **
Exhibit 10.14	Services Agreement between China PharmaHub Corp. and Pharma Corporate Strategies LLC, dated January 13, 2011. **
Exhibit 31.1	CEO Certification Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) (17 CFR 240.13a-14(a)) or Rule 15d-1(a) (17 CFR 240.15d-14(a))*
Exhibit 31.2	CFO Certification Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) (17 CFR 240.13a-14(a)) or Rule 15d-1(a) (17 CFR 240.15d-14(a))*
Exhibit 32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed Herewith
**   Previously Filed
†      Confidential Treatment Requested

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2012	By:	/s/ Richard Lui
Richard Lui
President, Chief Executive Officer, Director

Date: May 1, 2012	By:	/s/ Monica Ding
Monica Ding
Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: May 1, 2012	By:	/s/ Richard Lui
Richard Lui
President, Chief Executive Officer, Director

Date: May 1, 2012	By:	/s/ Monica Ding
Monica Ding
Chief Financial Officer, Director

FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	40

Financial Statements

Consolidated Balance Sheets	41

Consolidated Statements of Operations	42

Consolidated Statement of Changes in Stockholders' Equity	43

Consolidated Statements of Cash Flows	44

Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
China PharmaHub Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China PharmaHub Corp. (A Development Stage Company) and subsidiaries (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception July 9, 2009 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China PharmaHub Corp. and subsidiaries at December 31, 2011 and 2010, and the results of operations and cash flows for the years then ended and for the period from inception, July 9, 2009 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 3. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co. LLP
New York, New York
April 30, 2012

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash	$186,259	$640,773
Deposits	3,544	3,544
Prepaid expenses	-	3,641
Due from related party	-	2,923
Other receivable - related party	23,858
Inventory	19,453	-
Total current assets	233,114	650,881

Equity Investments	28,688	42,373

Equipment, net	19,013	21,256

	$280,815	$714,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payables and accrued expenses	$207,302	$118,313
Loan from related parties	10,765	-
Other current liabilities	1,235	2,052
Total current liabilities	219,302	120,365

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 17,069,547 and 17,694,547 issued and
16,643,459 and 16,537,155 oustanding, respectively	17,072	17,694
Additional paid-in-capital	1,405,710	1,287,897
Noncontrolling interest	(533)	-
Deficit accumulated during the development stage	(1,360,736)	(711,446)
Total stockholders' equity	61,513	594,145

	$280,815	$714,510

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative for
	For the years ended		the period from inception
	December 31,		(July 9, 2009) through
	2011	2010	December 31, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative	253,212	179,719	451,202
Professional fees	368,336	491,275	867,911
Depreciation expense	4,788	1,119	5,907
Total operating expenses	626,336	672,113	1,325,020

Other income(expenses)
Gain on foreign currency transactions	26,015	11,629	37,644
Interest expense	(1,485)	-	(1,485)
Other income	5,218	-	5,218
Bad debt expense	(40,350)	-	(40,350)
Loss on equity method investments	(13,685)	(24,391)	(38,076)
Total other income/(expenses)	(24,287)	(12,762)	(37,049)

Net Loss before noncontrolling interest	(650,623)	(684,875)	(1,362,069)

Noncontrolling interest	(1,333)	-	(1,333)

Net loss - attributable to China Pharmahub Corp.	$(649,290)	$(684,875)	$(1,360,736)

Loss per common share - basic and diluted	$(0.04)	$(0.05)

Weighted-average shares outstanding - basic and diluted	16,617,483	14,834,095

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid-in	Subscription	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

Balance, July 9, 2009 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200.0)			20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67				167
Net loss	-	-	-	-	(26,571)		(26,571)

Balance, December 31, 2009	12,220,000	12,220	8,147	(200.0)	(26,571)	-	(6,404)

Receipt of subscription receivable				200.0			200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150				2,871
Shares held in escrow - earned - 454,992 shares ($0.60, less payment of $0.00167 per share)			272,238				272,238
Shares held in escrow - repurchased ($0.00167 per share)	(108,501)	(109)	(72)				(181)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917				682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782				55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)				(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000.0)			90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990				6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474				1,476
Receipt of subscription receivable				450,000.0			450,000
Net loss	-	-	-	-	(684,875)		(684,875)
Balance, December 31, 2010	17,694,547	17,694	1,287,897	-	(711,446)	-	594,145

Cash contributed from Non-controlling interest						800	800
Shares held in escrow - repurchased ($0.00167 per share)	(640,000)	(640)	(429)	-	-		(1,069)
Shares held in escrow - earned - 182,608 shares ($0.60, less payment of $0.00167 per share)			109,260				109,260
Issuance of shares for services - post reverse merger ($0.60 per share)	15,000	18	8,982	-	-		9,000
Net loss for year					(649,290)	(1,333)	(650,623)

Balance, December 31, 2011	17,069,547	$17,072	$1,405,710	$-	$(1,360,736)	$(533)	$61,513

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the years ended December 31,		Cumulative for the period from inception (July 9, 2009) through December31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(650,623)	$(684,875)	$(1,362,069)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,788	1,119	5,907
Common stock issued for services	113,260	334,113	447,540
Loss on equity method investments	13,685	24,391	38,076
Net changes in assets and liabilities:
Deposit	-	(3,544)	(3,544)
Prepaid expenses	3,641	(3,641)	-
Other receivable	-	(2,923)	-
Other receivable - related party	(23,858)	-	(23,858)
Due from related party	2,923	-	-
Inventory	(19,453)	-	(19,453)
Loan from shareholder advances	10,765	-	10,765
Accounts Payable and accrued expenses	93,989	107,778	212,302
Other current liabilities	(817)	2,052	1,235
Net cash used in operating activities	(451,700)	(225,530)	(693,099)

Cash flows from investing activities:
Equipment purchases	(2,545)	(22,375)	(24,920)
Investment in Equity Investments	-	(65,288)	(65,288)
Net cash used in investing activities	(2,545)	(87,663)	(90,208)

Cash flows from financing activities:
Purchase of World Wide Relics	-	(275,250)	(275,250)
Proceeds from sale of escrowed shares	-	2,871	2,871
Repurchase of escrowed shares	(1,069)	(181)	(1,250)
Noncontrolling interest	800	-	800
Proceeds from sale common stock	-	1,222,395	1,242,395
Net cash (used in) provided by financing activities	(269)	949,835	969,566

Net (decrease) increase in cash and cash equivalents	(454,514)	636,642	186,259

Cash and cash equivalents - beginning of period	640,773	4,131	-

Cash and cash equivalents - end of period	$186,259	$640,773	$186,259

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$-	$1,476	$1,476
Issuance of common shares to satisfy accrued expenses	$5,000	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

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

On August 19, 2010, we incorporated True Value Capital, Inc., (“TVC”) a Nevada corporation, as a wholly owned subsidiary.

On October 11, 2010, we entered into a Distribution Agreement with Integrated Biometrics, LLC, effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries. This agreement expired on April 11, 2012 and we are in the process of evaluating our options.

On November 15, 2010, we entered into an Investors Relations Services Agreement with Stern Investor Relations, Inc. (“Stern”), pursuant to which Stern has agreed to render investor relations services to CPC for a cash fee of $10,000 per month.  We have ceased payments as of June 1, 2011.

On November 15, 2010, we entered into an Exclusive Distributor Agreement with Illumibrite LLC (“Illumibrite”) for four years expiring on December 31, 2014, pursuant to which the Company is appointed to act as the exclusive distributor within the territory that includes PRC, Hong Kong, Taiwan and Macau, for the promotion, sale and delivery of products manufactured or marketed by Illumibrite, which include the Illumibrite Professional Teeth Whitening System and the Gel Savers Trays. The Company and Illumibrite mutually agreed to terminate this agreement in September 2011.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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

On March 7, 2011, the Company formed a subsidiary, Universal Blood Technology, Inc. in the state of Nevada, of which the Company owns 90%. The remaining 10% was owned by Shellwater & Co., a nominee of the Regents of the University of California. This corporation is in the process of being dissolved.

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

Management has evaluated their relationships with their various strategic partners, business cooperation partners, exclusive marketing rights and license rights partners, and distribution partners and has determined that as of December 31, 2011 and 2010 they have no labiality with respect to these partners, nor do these partners have a liability with respect to the Company.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of CPC reflect the activities of the following subsidiaries:

Subsidiary		Percentage Of Ownership
True Value Capital, Inc.	Nevada corporation	100%
CPC Nulife, Inc.	Nevada corporation	92%
Universal Blood Technology, Inc.	Nevada corporation	90%
NatureSmart Technology, Inc.	Nevada corporation	70%
Marco Polo Hub, LLC	Nevada company	100%

True Value Capital, Inc. was incorporated on August 19, 2010.

CPC NuLife, Inc. was incorporated on January 5, 2011.

Universal Blood Technology, Inc. was incorporated on March 7, 2011, and is in the process of being dissolved..

NatureSmart Technology, Inc. was incorporated on May 2, 2011.

Marco Polo Hub, LLC was formed on May 6, 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

Non-Controlling Interest

“Non-controlling interest” represents the minority members’ or shareholders proportionate share of the equity of NatureSmart Technology, Universal Blood Technology, and CPC Nulife.  The Parent’s controlling interest in NatureSmart Technology, Universal Blood Technology, and CPC Nulife  requires that their operations be included in the consolidated financial statements.  The equity interest of NatureSmart Technology, Universal Blood Technology, and CPC Nulife that is not owned by the Parent is shown as non-controlling interest in the consolidated financial statements.

Development Stage Enterprise

At December 31, 2011, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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

The Company has no foreign subsidiaries as of December 31, 2011 and December 31, 2010.

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

Reclassifications

Certain amounts in the years ended December 31, 2010 financial statements have been reclassified to conform to the current year ended December 31, 2011 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2011, cash and cash equivalents amounted to $186,259. At December 31, 2010, cash and cash equivalents amounted to $640,773, of which $374,828 was with a bank in China.
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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - continued

We present basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2011 there were no options or warrants outstanding.

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
For the years ended December 31, 2011 and 2010

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

Intangible Assets

We account for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of December 31, 2011 and 2010.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

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

Note 3 – Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have sustained operating losses since inception.

As of December 31, 2011 we have a working capital surplus of $13,812, which will not be sufficient to fund our operations for the next year, and an accumulated deficit of $1,360,736. During the year ended December 31, 2011 we had a net loss of $649,290 and cash used in operating activities of $451,700. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Inventory

The Company has purchased a total of $19,453 in tooth whitening products as of December 31, 2011 with the intention of marketing these products in the subsequent fiscal year. These products are purchased as finished goods and accounted for as inventory as of December 31, 2011.

Note 5 – Equipment

Equipment consisted of the following:

	December 31, 2011	December 31, 2010
Equipment	$24,920	$22,375
Less accumulated depreciation	(5,907)	(1,119)
	$19,013	$21,256

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 5 – Equipment - continued

Depreciation expense for the years December 31, 2011 and 2010 totaled $4,788 and $1,119 respectively. Depreciation expense since inception (July 9, 2009) through December 31, 2011 totaled $5,907.

Note 6 – Prepaid Expenses

There were no prepaid expenses as of December 31, 2011. Prepaid expenses totaled $3,641 as of December 31, 2010 and consisted of prepaid rent.

Note 7 – Other Receivable – Related Party

As of December 31, 2011, we had advanced $23,858 to a related party in China to pay certain expenses for us as they are necessary. The expenses include rent on an apartment, utilities for the apartment, and consulting fees to our webmaster consultant. As of December 31, 2010, this amount was included in other receivables – related party.

Note 8 - Investment In Non-Controlling Interest

Akanas Therapeutics, Inc.

We have analyzed our investment in Akanas Therapeutics, Inc. for the year ended December 31, 2011 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323). The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

August 2010, initial investment	$66,439
Equity in loss for year ended December 31, 2010	(24,277)
Investment balance, December 31, 2010	42,162
Equity in loss for year ended December 31, 2011	(13,474)
Investment balance, December 31, 2011	$28,688

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 8 - Investment In Non-Controlling Interest - continued

MediTherX, Inc.

We have analyzed our investment in MediTherX, Inc. for the period ended December 31, 2011 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 2010, initial investment		$325
Equity in loss for year ended December 31, 2010		(114)
Investment balance, December 31, 2010		211
Equity in loss for year ended December 31, 2011		(211)
Investment balance, December 31, 2011	$	- 0 -

Note 9 – Stockholders’ Equity

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 9 – Stockholders’ Equity - continued

In January 2010 CPHC, CPHC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPHC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPHC in escrow to be released quarterly based upon the performance of services as provided under agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPHC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPHC cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $138,541, upon completion of required services. Subsequent to the Merger, during the year ended December 31, 2010, CPHC released 223,449 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $133,697. During the year ended December 31, 2011, CPHC released 182,608 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $109,260. Subsequent to the Merger, during the year ended December 31, 2010, two contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively were cancelled. During the year ended December 31, 2011 a contract with 640,000 unearned shares remaining, valued at the purchase price of $0.00167 per share or $1,069, was cancelled. As of December 31, 2011, a total of 334,784 shares were held in escrow.

In February 2012 the Company terminated the service agreement for the service provider due the remaining 334,784 shares held in escrow due to the service provider not providing services in accordance with the provisions of the service agreement originally entered into on January 25, 2010.

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
For the years ended December 31, 2011 and 2010

 Note 9 – Stockholders’ Equity - continued

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

On August 01, 2010, the Company approved the issuance of 20,000 shares of common stock for services contracts with a one year commitment to two SAB members. As of December 31, 2010, the Company had not issued shares to the two shareholders but had accrued $5,000 as professional expense. During the year ended December 31, 2011 the Company has expensed an additional $7,000 in services related to this contract. During the year ended December 31, 2011 the Company has issued 15,000 shares of common stock valued at $0.60 per share, for a total value of $9,000, and we accrued another $3,000 for shares owed as of December 31, 2011.

In connection with the Merger Agreement, and the Merger, the shareholders of WWR prior to the Merger retained 1,478,559 shares of CPC.

On August 13, 2010 we approved the increase in the number of our authorized common shares from 25,000,000 shares to 100,000,000 shares.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 10 – Stock Based Compensation

2011 Stock Option Plan

Our board of directors adopted and approved our 2011 Stock option Plan (“the Plan”) on August 31, 2011, which provides for the granting and issuance of up to two million (2,000,000) shares of our common stock. As of December 31, 2011, we have not granted any options to purchase any shares of common stock.

Our Stock Option Committee (“the Committee”) administers our Plan and performs the administration function of the Plan. The Committee has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award.  Our board of directors may amend or modify Plan at any time.  However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

The Plan permits us to grant Non-Statutory stock options to our employees, directors and consultants.  The options issued under this Plan are intended to be Non-Qualified Stock Options exempt from Code Section 409A for employees of the Company..

The duration of a stock option granted under our Plan cannot exceed five years.  The exercise price of an incentive stock option cannot be less than 110% of the fair market value of the common stock on the date of grant.

The Plan administrator determines the term of stock options granted under our Plan, up to a maximum of ten years, except in the case of certain events, as described below.  Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service.  If an optionee's service relationship with us ceases due to disability or death the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.

Unless the Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order.  An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 11 – Commitments

We currently lease office space at 1 Broadway-14th Floor, Cambridge, MA on a month-to-month basis. Basic monthly charges are $840 per month.  Included in the total deposits of $3,554 is a rent deposit of $790 with respect to the premises.

We entered into an office lease at 20955 Pathfinder Road, Suite 100, Diamond Bar, CA as of September 29, 2010. This lease is on a month –to- month basis. Basic monthly charges are $1,290 per month. Included in the total deposits of $3,554 is a rent deposit of $1,540 with respect to the premises.

Total rent expense was $35,992 and $13,977 for the years ended December 31, 2011 and 2010, respectively, and is included in our statements of operations in general and administrative expense. During the year ended December 31, 2011 the Company rented space in China on a month to month basis. There is not office space being rented in China as of December 31, 2011.

The Company has entered into three service agreements with for scientific advisory and business development in China. Two of the agreements are for scientific advisory services that commenced in the year ended December 31, 2010. The other agreement is for strategic business advisory services that also commenced in the year ended December 31, 2010 that concludes four years later on May 31, 2014. The following is a summary of these agreements:

-
A scientific advisory agreement called for a period of twelve months of service concluded in November 2011. This agreement required four payments of 2,500 shares of our common stock every three months, totaling 10,000 shares of common stock for the term of the agreement. As of December 31, 2011 the shares have not been issued.  The Company has valued the shares at the market rate at the conclusion of the agreement of $0.60 per share or $6,000. The common shares owed under this agreement, totaling $6,000, have been accrued as of December 31, 2011. The expense for this agreement is included in professional fees.

-
A scientific advisory agreement called for a period of twelve months of service concluded in August 2011. This agreement required monthly cash payments of $200, totaling $2,400, and the issuance of 10,000 shares of common stock for the term of the agreement. As of December 31, 2011 the cash has not been paid and the shares have been issued.  The Company has valued the shares at the market rate at the conclusion of the agreement of $0.60 per share or $6,000. The cash owed under this agreement, totaling $2,400, have been accrued as of December 31, 2011. The expense for this agreement is included in professional fees.

-
A strategic business advisory agreement called for a period of four years concluding in May 2014. This agreement required the monthly issuance of 3,125 shares of common stock for the term of the agreement. As of December 31, 2011 the shares have not been issued, except for the first month. The Company has accrued $33,750 in expense related to this agreement as of December 31, 2011.

Note 12 – Income Tax

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

Accordingly, the net deferred tax asset related to the net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Internal Revenue Code of the United States.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Note 12 – Income Tax - continued

The Company has incurred an aggregate net operating loss of approximately $1,230,000 for income tax purposes through December 31, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change in ownership could have resulted from the Merger. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and due to foreseeable continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset, resulting from the net operating loss, to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows:

	For the year Ended December 31, 2011	For the year ended December 31, 2010	For the period from inception (July 9, 2009) through December 31, 2011
U.S. statutory rates	(34%)	(34%)	(34%)
State tax provision	(9%)	(9%)	(9%)
Permanent differences	2%	1%	2%
Valuation allowance on net operating loss benefit	41%	42%	41%
Provision for income tax	-	-	-

The Company’s deferred tax asset as of December 31, 2011 and 2010 is as follows:

	For the years ended December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforward	$528,000	$290,000
Temporary differences	34,000	10,000
Total gross deferred tax asset	562,000	290,000
Less: valuation allowance	(562,000)	(290,000)
Net deferred tax asset	$-	$-

Note 13 - Subsequent Events

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.