Form 10-Q
period 2012-03-31
China PharmaHub Corp.
filed 2012-05-21
CIK 1462109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission File Number 333-159028

  CHINA PHARMAHUB CORP.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	20-2208821
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2125 Wright Ave., Suite C8 La Verne, CA 91750
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (909) 596-2552

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$156,106	$186,259
Deposits	3,544	3,544
Prepaid expenses	3,003	-
Accounts receivable	14,568	-
Other receivable - related party	22,907	23,858
Inventory	13,225	19,453
Total current assets	213,353	233,114

Equity Investments	28,646	28,688

Equipment, net	17,767	19,013

	$259,766	$280,815

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payables and accrued expenses	$243,375	$207,302
Loan from related parties	5,422	10,765
Other current liabilities	7,522	1,235
Total current liabilities	256,319	219,302

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 17,069,547 and 17,694,547 issued and
16,643,459 and 16,537,155 oustanding, respectively	17,072	17,072
Additional paid-in-capital	1,405,710	1,405,710
Noncontrolling interest	(550)	(533)
Deficit accumulated during the development stage	(1,418,785)	(1,360,736)
Total stockholders' equity	3,447	61,513

	$259,766	$280,815

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative for
	For the three months ended		the period from inception
	March 31,		(July 9, 2009) through
	2012	2011	March 31, 2012

Revenue	$41,840	$-	$41,840

Cost of Goods	33,521	-	33,521

Gross Profit	8,319	-	8,319

Operating expenses
General and administrative	49,346	60,892	500,548
Professional fees	14,436	153,630	882,347
Depreciation expense	1,246	1,119	7,153
Total operating expenses	65,028	215,641	1,390,048

Other income(expenses)
Gain on foreign currency transactions	-	27,835	37,644
Interest expense	(421)	-	(1,906)
Other income	29	-	5,247
Bad debt expense	(923)	-	(41,273)
Loss on equity method investments	(42)	(5,637)	(38,118)
Total other income/(expenses)	(1,357)	22,198	(38,406)

Net Loss before noncontrolling interest	(58,066)	(193,443)	(1,420,135)

Noncontrolling interest	(17)	(513)	(1,350)

Net loss - attributable to China Pharmahub Corp.	$(58,049)	$(192,930)	$(1,418,785)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted-average shares outstanding - basic and diluted	16,617,483	16,482,099

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid-in	Subscription	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

Balance, July 9, 2009 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for cash ($0.0016667 per share)	12,120,000	12,120	8,080	(200)			20,000
Issuance of shares for services ($0.00167 per share)	100,000	100	67				167
Net loss	-	-	-	-	(26,571)		(26,571)

Balance, December 31, 2009	12,220,000	12,220	8,147	(200)	(26,571)	-	(6,404)

Receipt of subscription receivable				200			200
Issuance of shares for cash - held in escrow ($0.00167 per share)	1,720,885	1,721	1,150				2,871
Shares held in escrow - earned - 454,992 shares ($0.60, less payment of $0.00167 per share)			272,238				272,238
Shares held in escrow - repurchased ($0.00167 per share)	(108,501)	(109)	(72)				(181)
Issuance of shares for cash ($0.60 per share)	1,278,019	1,278	680,917				682,195
Issuance of shares for services ($0.60 per share)	93,125	93	55,782				55,875
Recapitalization on reverse merger	1,478,559	1,479	(276,729)				(275,250)
Issuance of shares for cash - post reverse merger ($0.60 per share)	1,000,000	1,000	539,000	(450,000)			90,000
Issuance of shares for services - post reverse merger ($0.60 per share)	10,000	10	5,990				6,000
Issuance of shares for equity investment - post reverse merger ($0.60 per share)	2,460	2	1,474				1,476
Receipt of subscription receivable				450,000			450,000
Net loss	-	-	-	-	(684,875)		(684,875)
Balance, December 31, 2010	17,694,547	17,694	1,287,897	-	(711,446)	-	594,145

Cash contributed from Non-controlling interest						800	800
Shares held in escrow - repurchased ($0.00167 per share)	(640,000)	(640)	(429)	-	-		(1,069)
Shares held in escrow - earned - 182,608 shares ($0.60, less payment of $0.00167 per share)			109,260				109,260
Issuance of shares for services - post reverse merger ($0.60 per share)	15,000	18	8,982	-	-		9,000
Net loss for year					(649,290)	(1,333)	(650,623)

Balance, December 31, 2011	17,069,547	17,072	1,405,710	-	(1,360,736)	(533)	61,513

Net loss for period					(58,049)	(17)	(58,066)

Balance, March 31, 2012, unaudited	17,069,547	$17,072	$1,405,710	$-	$(1,418,785)	$(550)	$3,447

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		Cumulative for the period from inception (July 9, 2009) through March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(58,066)	$(193,443)	$(1,420,135)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,246	1,119	7,153
Common stock issued for services	-	33,315	447,540
Loss on equity method investments	42	5,636	38,118
Net changes in assets and liabilities:
Deposit	-	-	(3,544)
Prepaid expenses	(3,003)	2,641	(3,003)
Accounts receivable	(14,568)	-	(14,568)
Other receivable	-	(22,105)	-
Other receivable - related party	951	-	(22,907)
Inventory	6,228	-	(13,225)
Loan from shareholder advances	(5,343)	-	5,422
Accounts Payable and accrued expenses	36,073	19,455	248,375
Other current liabilities	6,287	(1,131)	7,522
Net cash used in operating activities	(30,153)	(154,513)	(723,252)

Cash flows from investing activities:
Equipment purchases	-	-	(24,920)
Investment in Equity Investments	-	-	(65,288)
Net cash used in investing activities	-	-	(90,208)

Cash flows from financing activities:
Purchase of World Wide Relics	-	-	(275,250)
Proceeds from sale of escrowed shares	-	-	2,871
Repurchase of escrowed shares	-	(1,069)	(1,250)
Noncontrolling interest	-	800	800
Proceeds from sale common stock	-	-	1,242,395
Net cash (used in) provided by financing activities	-	(269)	969,566

Net (decrease) increase in cash and cash equivalents	(30,153)	(154,782)	156,106

Cash and cash equivalents - beginning of period	186,259	640,773	-

Cash and cash equivalents - end of period	$156,106	$485,991	$156,106

Non-cash financing and investing activities:
Issuance of common shares to acquire equity investment	$-	$-	$1,476

The accompanying notes to the financial statements are an integral part of these statements.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

We presently lack the funds required to pursue many of the relationships which we have entered into to date. Accordingly, we are currently attempting to generate revenues from sales of our health related products, such as our Center Stage brand of teeth whitening products in order to eventually fund our larger projects. In furtherance of our goals, to date we have entered agreements with respect to the development and commercialization of the following product lines: humanization of antibody drug candidates, irradiated microspheres, and biometric fingerprint scanners.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

On August 19, 2010, we incorporated True Value Capital, Inc., (“TVC”) a Nevada corporation, as a wholly owned subsidiary.

On October 11, 2010, we entered into a Distribution Agreement with Integrated Biometrics, LLC, effective October 27, 2010, to distribute in the Greater China Region, Integrated Biometrics’ patented Light Emitting Sensor biometric fingerprint scanner on an exclusive basis to certain industries and on a non-exclusive basis to the other industries. This agreement expires on April 11, 2013.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

All revenue during the three months ended March 31, 2012 were generated from the sale of our dental and oral hygiene products. As of March 31, 2012, the Company has recorded $5,110 in deferred revenue and is included in other current liabilities on the accompanying Consolidated Balance Sheets.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include  normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2011 financial statements which are contained in the Company’s Form 10-K which has been filed with the United States Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012.

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

True Value Capital, Inc. was incorporated on August 19, 2010.

CPC NuLife, Inc. was incorporated on January 5, 2011.

Universal Blood Technology, Inc. was incorporated on March 7, 2011, and is in the process of being dissolved.

NatureSmart Technology, Inc. was incorporated on May 2, 2011.

Marco Polo Hub, LLC was formed on May 6, 2011.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies - continued

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

Development Stage Enterprise

At March 31, 2012, the Company’s business operations had not fully developed and the Company is highly dependent upon funding and therefore is considered a development stage enterprise.

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

The Company has no foreign subsidiaries as of March 31, 2012 and December 31, 2011.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies - continued

Reclassifications

Certain amounts in the period ended March 31, 2011 financial statements have been reclassified to conform to the current period ended March 31, 2012 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2012, cash and cash equivalents amounted to $156,106. At December 31, 2011, cash and cash equivalents amounted to $186,259.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

Shipping and Handling Costs

Our shipping and handling costs are included in costs of sales for all the periods presented. For the three months ended March 31, 2012 the costs were $2,290.

Cost of Goods Sold

Included in cost of goods sold are product costs, product listing fees, shipping and handling, and packaging costs.

Inventory

Inventories consist of products and packaging costs, which are stated at the lower of costs (first-in, first-out) or market. As of March 31, 2012, we had Inventories of packaging of $3,340 and in product of $9,885.

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies - continued

Income Taxes - continued

We present basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At March 31, 2012 there were no options or warrants outstanding.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

Intangible Assets

We account for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company did not have intangible assets as of March 31, 2012 and December 31, 2011.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

As of March 31, 2012 we have a working capital deficit of $42,966, and an accumulated deficit of $1,418,785. During the period ended March 31, 2012 we had a net loss of $58,049 and cash used in operating activities of $30,153. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 5 – Equipment

Equipment consisted of the following:

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 5 – Equipment - continued

	March 31, 2012	December 31, 2011
Equipment	$24,920	$24,920
Less accumulated depreciation	(7,153)	(5,907)
	$17,767	$19,013

Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $1,246 and $1,119 respectively. Depreciation expense since inception (July 9, 2009) through March 31, 2012 totaled $7,153.

Note 6 – Prepaid Expenses

Prepaid expenses consist of $2,061 for prepaid merchant fees, $745 for general liability insurance, and $197 for postage, totaling $3,003 as of March 31, 2012. There were no prepaid expenses as of December 31, 2011.

Note 7 – Other Receivable – Related Party

As of March 31, 2012 (unaudited) and December 31, 2011, we had $22,907 and $23,858, respectively, advanced to a related party in China to pay certain expenses for us as they are necessary. The expenses include rent on an apartment, utilities for the apartment, and consulting fees to our webmaster consultant.

Note 8 - Investment In Non-Controlling Interest

Akanas Therapeutics, Inc.

We have analyzed our investment in Akanas Therapeutics, Inc. for the period ended March 31, 2012 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323). The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

August 2010, initial investment	$66,439
Equity in loss for year ended December 31, 2010	(24,277)
Investment balance, December 31, 2010	42,162
Equity in loss for year ended December 31, 2011	(13,474)
Investment balance, December 31, 2011	28,688
Equity in loss for period ended March 31, 2012	(42)
Investment balance, March 31, 2012	$28,646

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 8 - Investment In Non-Controlling Interest - continued

MediTherX, Inc.

We have analyzed our investment in MediTherX, Inc. for the period ended March 31, 2012 in accordance of “Investments – Equity Method and Joint Ventures” (ASC 323. The table below reconciles our investment amount and equity method amounts to the amount on the accompanying balance sheet.

December 2010, initial investment		$325
Equity in loss for year ended December 31, 2010		(114)
Investment balance, December 31, 2010		211
Equity in loss for year ended December 31, 2011		(211)
Investment balance, December 31, 2011		- 0 -
Equity in loss for period ended March 31, 2012		-0-
Investment balance, March 31, 2012	$	- 0 -

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 9 – Stockholders’ Equity - continued

In January 2010 CPHC, CPHC entered into four agreements for consulting services with three individuals and a Florida limited liability company. These agreements provide for services to be rendered over periods ranging from 44 to 46 months. Pursuant to the terms of the agreements, CPHC agreed to sell an aggregate of 1,720,885 shares of common stock to the service providers, for cash in the aggregate amount of $2,872, or $0.00167 per share. Such shares have been allocated in accordance with the proportional share purchases among the four service providers. These shares upon their issuance have been held by CPHC in escrow to be released quarterly based upon the performance of services as provided under agreements. Upon release these shares are then accounted for at their then market value. Upon achievement of the quarterly performance criteria CPHC releases from escrow a proportional amount of shares based upon each service agreement. If the service agreement(s) should be cancelled, the service provider is refunded any unearned shares at the original purchase price of $0.00167 per share, after which CPHC cancels these shares. Prior to the Merger Agreement, and the Merger, CPHC released 231,543 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $138,541, upon completion of required services. Subsequent to the Merger, during the year ended December 31, 2010, CPHC released 223,449 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $133,697. During the year ended December 31, 2011, CPHC released 182,608 shares of CPHC's common stock valued at $0.60 per share, less the purchase price of $0.00167 per share, or $109,260. Subsequent to the Merger, during the year ended December 31, 2010, two contracts with 36,950 and 71,551 unearned shares remaining, valued at the purchase price of $0.00167 per share or $62 and $119, respectively were cancelled. During the year ended December 31, 2011 a contract with 640,000 unearned shares remaining, valued at the purchase price of $0.00167 per share or $1,069, was cancelled. As of March 31, 2012, a total of 334,784 shares were held in escrow.

In February 2012 the Company terminated the above service agreement for the service provider due the remaining 334,784 shares held in escrow due to the service provider not providing services in accordance to provision of the service agreement originally entered into on January 25, 2010. We are in the process of cancelling these remaining shares.

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
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

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

On August 01, 2010, the Company approved the issuance of 20,000 shares of common stock for services contracts with a one year commitment to two SAB members. As of December 31, 2010, the Company had not issued shares to the two shareholders but had accrued $5,000 as professional expense. During the year ended December 31, 2011 the Company has expensed an additional $7,000 in services related to this contract. During the year ended December 31, 2011 the Company has issued 15,000 shares of common stock valued at $0.60 per share, for a total value of $9,000, and we accrued another $3,000 for shares owed as of December 31, 2011. As of March 31, 2012, this amount was still accrued for.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 9 – Stockholders’ Equity - continued

In connection with the Merger Agreement, and the Merger, the shareholders of WWR prior to the Merger retained 1,478,559 shares of CPC.

On August 13, 2010 we approved the increase in the number of our authorized common shares from 25,000,000 shares to 100,000,000 shares.

Note 10 – Stock Based Compensation

2011 Stock Option Plan

Our board of directors adopted and approved our 2011 Stock option Plan (“the Plan”) on August 31, 2011, which provides for the granting and issuance of up to two million (2,000,000) shares of our common stock. As of March 31, 2012 and December 31, 2011, we have not granted any options to purchase any shares of common stock.

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

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 10 – Stock Based Compensation - continued

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

Total rent expense was $7,254 and $8,828 for the three months ended March 31, 2012 and 2011, respectively, and is included in our statements of operations in general and administrative expense.

The Company has entered into three service agreements with for scientific advisory and business development in China. Two of the agreements are for scientific advisory services that commenced in the year ended December 31, 2010. The other agreement is for strategic business advisory that also commenced in the year ended December 31, 2010 that concludes four year later on May 31, 2014. The following is a summary of these agreements:

-
A scientific advisory agreement called for a period of twelve months of service concluded in November 2011. This agreement required four payments of 2,500 shares of our common stock every three months, totaling 10,000 shares of common stock for the term of the agreement. As of March 31, 2012 the shares have not been issued.  The Company has valued the shares at the market rate at the conclusion of the agreement of $0.60 per share or $6,000. The common shares owed under this agreement, totaling $6,000, have been accrued as of December 31, 2011 and  March 31, 2012 as they are still owed.

-
A scientific advisory agreement called for a period of twelve months of service concluded in August 2011. This agreement required monthly cash payments of $200, totaling $2,400, and the issuance of 10,000 shares of common stock for the term of the agreement. As of March 31, 2012 the cash payments are still owed, and was accrued for as of December 31, 2011.

CHINA PHARMAHUB CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2012 and 2011

Note 11 – Commitments - continued

-
A strategic business advisory agreement called for a period of four years concluding in May 2014. This agreement required the monthly issuance of 3,125 shares of common stock for the term of the agreement; this agreement was terminated effective January 1, 2012. As of March 31, 2012 the shares have not been issued, except for the first month. The Company has accrued $33,750 in expense related to this agreement as of March 31, 2012.

Note 12 - Subsequent Events

In accordance with Accounting Standards Codification (ASC) topic 855-10 “Subsequent Events”, the Company has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the event listed below:

In May 2012, we moved our Diamond bar office (Note 11) and entered into a month to month basis office lease at 2125 Wright Avenue, Suite C8, La Verne, CA. Basic monthly charges are $1,500 per month which will include basic office services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP

The following is a discussion of China PharmaHub Corp.’s (“CPC” or the “Company”) financial condition and results of operations from inception (July 9, 2009) through March 31, 2012. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above. This discussion includes forward-looking statements which, although based on assumptions that the management of CPC considers reasonable, are subject to risks and uncertainties. The actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We have recently begun generating revenues from sales of our CenterStage brand of teeth whitening products.  We intend to meet our capital requirements for any expenses we may have by using the revenues from sales of Centerstage as well as other products that we hope to market in the future.

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

We presently lack the funds required to pursue many of the relationships which we have entered into to date.  Accordingly, we are currently generating revenues from sales of non-pharmaceutical products such as our CenterStage brand of teeth whitening products in order to eventually fund our larger projects.

As of May 15, 2012, we have two full-time employees.  We intend to engage independent contractors in the future on a per project basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Our goal is to maximize the value of existing intellectual properties and technologies of the companies with which we intend to enter into agreements, including, but not limited to, partnership or licensing agreements. Our business plan has two main prongs: (1) to initiate, conduct and fund costs related to preclinical & clinical studies in the People’s Republic (the “PRC”) of selected drugs which are being developed in the United States, and (2) to attempt to maximize the value of worldwide licensing rights, excluding the PRC, of preclinical & clinical drugs classified as early and late stage by the State Food and Drug Administration of the People’s Republic of China (the “China SFDA”). Our current employees and consultants predominately provide services to identify technology and strategic partners in executing our business plan.  Our management is involved on an ongoing basis with respect to seeking relationships within the U.S. and worldwide which will result in future research and development, and commercial and sales activities. We do not anticipate any current consultant or advisor other than our officers to participate for the foreseeable future in the research and development, or engage in commercial and sales activities.

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

Since inception we have focused upon organizing our company, inviting industry professionals and experts to join our advisory boards, negotiating licensing rights from existing and potential partners, acquiring, developing and securing our proprietary technology, and understanding the preclinical trial and clinical trial results of our product candidates. We are a development stage company and have generated no revenue since inception. We have begun generating product revenues from our CenterStage brand of teeth whitening products.  Upon approval of an applicable regulatory body, we intend to generate revenues by selling our product candidates within the approved region or by granting licenses (“out-licensing”) we acquire to third parties.  Until such time as we are able to generate product revenue, in addition to our present cash, we intend to meet our capital requirements through loans or the private placement of our securities.

Developing pharmaceutical products is a lengthy and expensive process. Even if we do not encounter unforeseen safety issues, timing or other delays during the course of developing our currently licensed product candidates, which are being developed by our subsidiary CPC NuLife, affiliates Akanas Therapeutics and MediTherX, we do not anticipate receiving regulatory approval to market any such products until, at the earliest, 2013 for NuLife Spheres and at the earliest 2015 for MediTherX EGFR humanized antibody.  We have intellectual property rights with respect to the patent application entitled “Methods for Humanizing Antibodies and Humanized Antibodies Made Thereby”. Also, we anticipate expanding sales of our CenterStage brand of teeth whitening products abroad and sales of our biometric products in the U.S. and abroad.

 Description of Selected Income Statement Items

Revenue and cost of revenue.  For the three months ended March 31, 2012 our gross revenues were $41,840 with a gross profit of $8,319 from sales of our CenterStage brand of teeth whitening products.  We have not previously generated any revenue from licensing, milestone or products sales through December 31, 2011. We hope to increase revenues from our CenterStage products as but we do not expect to generate or produce revenue within the next 24 months for our drug product candidates.  In addition, we have been seeking distribution for the LES biometric fingerprint scanner products which, if successful, we would anticipate revenues from such distribution.  Further, we will continue executing our business plan by in-licensing market-ready products, such as U.S. FDA-approved medical equipment and/or pharmaceutical products, which we believe may allow for a shorter registration process in the PRC. However, we may never generate substantial revenues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Analysis of Operations Results

General and administrative expenses. General and administrative expenses primarily include expenses for executives and other corporate expenses, including office rent and travel expenses.  We have in the past issued shares to certain key advisory management members on a quarterly basis based upon service agreements between the Company and the individual service provider. The expenses are recorded at fair market value based upon the date of share issuance. General and administrative expenses for the three months ended March 31, 2012 were $49,346, compared to the general and administrative expenses of $60,892 during the three months ended March 31, 2011.  In the three months ended March 31, 2012, there were increases in general and administrative expenses due to increased activities. From inception through March 31, 2012, we have incurred a total of $500,548 in general and administrative expenses.

Professional fees. Professional fees are for services provided by vendors on a per engagement basis and consisted primarily of legal, auditing, consulting and other professional fees. Professional fees for the three months ended March 31, 2012 were $14,436 compared to the professional fees of $153,630 during the three months ended March 31, 2011.  From inception through March 31, 2012, we have incurred a total of $882,347 in professional fees. These professional fees were incurred with respect to general administration and business development, and not for developing biopharmaceutical products.

Net loss. For the three months ended March 31, 2012 we incurred a net loss of $58,049 compared to our net loss of $192,930 during the three months ended March 31, 2011.  From inception through March 31, 2012, we have incurred a total net loss of $1,418,785 due to expenditures of cash raised from the sale of our common stock and the issuance of common stock for services.

Analysis of Cash Flow

For the three months ended March 31, 2012 we generated revenues of $41,840 from marketing of our CenterStage brand of teeth whitening products.  We had not generated any cash from operating activities prior to that period.

Net cash provided by financing activities. Cash flow from financing activities aggregated $969,566.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 9, 2009) through March 31, 2012, we have incurred an aggregate net loss of $1,418,785 as a result of the expenses described above.

Net cash used by operating activities was $30,153 for the three months ended March 31, 2012, compared to $154,513 for the three months ended March 31, 2011.

Net cash used by investing activities was $0 for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2011.

Net cash used by financing activities for the three months ended March 31, 2012 was $0. Net cash used by financing activities for the three months ended March 31, 2011 was $269.

As of March 31, 2012, we had a working capital deficit of $42,966 and cash and cash equivalents of approximately $156,106. We have financed our operations primarily through the sale of our stock, and to a much lesser extent, through the issuance of our common stock to service providers and most recently through the sale of our CenterStage brand of tooth whitening products.  Cash on hand results primarily from previous financing activities and proceeds from our Rule 506 and Regulation S private placements of common stock.

Financing

As of March 31, 2012, we have raised gross proceeds of $1,366,812 through the sale of 2,278,019 shares of common stock at the offering price of $0.60 per share.  Commissions and/or finders fees and professional fees associated with these financing totaled $144,617.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

License Agreement and Development Agreement Obligations

Pursuant to the terms of the Definitive Agreement by and among the Company, Dr. Weaver and Dr. Rynkiewicz, The Company has agreed to advance up to an aggregate of $230,000 over the four year period from June 2010,  to Akanas Therapeutics, MediTherX and other subsidiaries which may be incorporated by the Company in furtherance of the objectives of the Definitive Agreement (the “Advances”).  The Advances shall be funded from the cash which we have received from the sale of our CenterStage brand of teeth whitening products as well as the sales of our common stock via private placements and used to fund the reasonably necessary expenses incurred by Akanas Therapeutics, MediTherX and such other subsidiaries with respect to ongoing general and administrative expenses, corporate legal fees, intellectual property legal fees, tax liabilities, and research and development.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including, but not limited to, our planned potential advancement into the development of Akanas Technologies and our marketing and branding initiatives.  As of the period ended March 31, 2012 we have produced revenues from operating activies for the first time.

Based upon our working capital as of March 31, 2012, the proceeds of our equity financing in 2010, our revenues from sales of our teeth whitening products and our projection of spending needs during 2012, which spending needs include general administrative expenses, advances of up to an aggregate of $230,000 to Akanas Therapeutics, Inc., MediTherX, Inc., or other subsidiaries which we may incorporate, and initiating the sales of IB products pursuant to the terms of the Distribution Agreement dated as of October 19, 2010, we believe that we have sufficient capital resources to meet our operating needs through the first quarter of 2013.

We have based our estimates upon assumptions which may prove to be incorrect. The extent of our available resources and the actual amount of funds which we will require are subject to many factors, some of which might be beyond our control. These factors include the following:

·	Costs to acquire and maintain intellectual properties;
·	the progress of our research activities and our ability to find equity partners in jointly conducting such researches;
·	the progress of our submissions to relevant regulatory bodies for NuLife Spheres and their requirements on preclinical and clinical
·	the number and scope of our research programs and other commercialization projects;
·	our ability to achieve our milestones under any licensing arrangements; and
·	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights;

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CHINA PHARMAHUB CORP - continued

Our short-term liquidity and capital resources include our current available cash of approximately $156,000.  We expend approximately $12,000 per month for operating expenses.  We have enough available cash to carry us for approximately twelve months.  Long-term, we intend to raise capital to achieve our milestones through the improved profitability from operations, sale of our Common Stock, various distribution agreements and joint ventures.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained operating losses since inception.

As of March 31, 2012 we have a working capital deficit of $42,966, and an accumulated deficit of $1,418,785. During the period ended March 31, 2012 we had a net loss of $58,049 and cash used in operating activities of $30,153. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception we have funded our operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EXECUTIVE COMPENSATION

In view of the fact that we are a development stage Company which was formed in July, 2009, we did not pay any cash compensation to any of our officers and directors until November 2010.  Commencing in November 2010, Richard Lui and Monica Ding had received monthly compensation of $4,500 and $4,000 respectively. However, as of October 2011, Richard Lui and Monica Ding ceased receiving monthly compensation to preserve our cash, which salaries have been accrued since October.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 6, 2010, the Company entered into a Services Agreement with Eric Zhang (the “Services Agreement’) pursuant to which Mr. Zhang agreed to serve the Company with the title of Controller.  Mr. Zhang was responsible for advising the Company financial planning, debt financing and budget management functions, ensuring Company accounting procedures conformed to generally accepted accounting principles, providing strategic advice to the Company’s management team, and for providing guidance to the Company’s worldwide pharmaceutical cooperation organizations to assist them in achieving financial leadership across all business units.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, have concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012 no shares were issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(A) Exhibits

Exhibit Number	Description

Exhibit 31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMAHUB CORP.
(Registrant)

Date: May 21, 2012	By:	/s/ Richard Lui
Richard Lui
Title: President and Chief Executive Officer